Form 10-Q
period 2008-06-30
PowerShares DB Energy Fund; DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB Energy Master Fund
filed 2008-08-07
CIK 1383062, 1367305, 1367306, 1383061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of outstanding Limited Shares as of June 30, 2008: 3,800,000 Limited Shares.

POWERSHARES DB ENERGY FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2008

		Page
PART I. FINANCIAL INFORMATION		1

ITEM 1.	FINANCIAL STATEMENTS.	1
	Consolidated Statements of Financial Condition June 30, 2008 (unaudited) and December 31, 2007	1
	Unaudited Consolidated Schedule of Investments June 30, 2008	2
	Consolidated Schedule of Investments December 31, 2007	3
	Unaudited Consolidated Statements of Income and Expenses For the Three Months Ended June 30, 2008 and 2007 and Six Months Ended June 30, 2008 and Period Ended June 30, 2007	4
	Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Three Months Ended June 30, 2008	5
	Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Three Months Ended June 30, 2007	6
	Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Six Months Ended June 30, 2008	7
	Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Period Ended June 30, 2007	8
	Unaudited Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007	9
	Notes to Unaudited Consolidated Financial Statements	10

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	19
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	28
ITEM 4.	CONTROLS AND PROCEDURES.	30

PART II. OTHER INFORMATION		31

Item 1.	Legal Proceedings.	31
Item 1A.	Risk Factors.	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	31
Item 3.	Defaults Upon Senior Securities.	31
Item 4.	Submission of Matters to a Vote of Security Holders.	31
Item 5.	Other Information.	31
Item 6.	Exhibits.	32

SIGNATURES		33

EXHIBIT INDEX		E-1

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14	E-2
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14	E-3
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4
Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5

i

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Energy Fund and Subsidiary

Consolidated Statements of Financial Condition

June 30, 2008 (unaudited) and December 31, 2007

	June 30, 2008	December 31, 2007
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $174,610,929 and $29,885,030, respectively)	$174,628,162	$29,893,861
Cash held by broker	—	11,001,940
Net unrealized appreciation on futures contracts	35,459,821	8,367,383

Deposits with broker	210,087,983	49,263,184
Other assets	6,907	2,198

Total assets	$210,094,890	$49,265,382

Liabilities and shareholders’ equity
Payable to broker	$3,351,365	$—
Management fee payable	111,942	31,370
Non controlling interest in consolidated subsidiary—related party	2,175	1,000

Total liabilities	3,465,482	32,370

Commitments and Contingencies (Note 9)

Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	1,000	1,000
Accumulated earnings	1,175	407

Total General shares	2,175	1,407

Limited shares:
Paid in capital - 3,800,000 and 1,400,000 redeemable shares issued and outstanding as of June 30, 2008, and December 31, 2007, respectively	145,974,204	35,847,624
Accumulated earnings	60,653,029	13,383,981

Total Limited shares	206,627,233	49,231,605

Total shareholders’ equity	206,629,408	49,233,012

Total liabilities and shareholders’ equity	$210,094,890	$49,265,382

Net asset value per share
General shares	$54.38	$35.18
Limited shares	$54.38	$35.17

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

June 30, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 1.88% due July 3, 2008	4.84%	$9,999,690	$10,000,000
U.S. Treasury Bills, 1.99% due July 10, 2008	13.06	26,994,546	27,000,000
U.S. Treasury Bills, 1.84% due July 17, 2008	4.35	8,994,348	9,000,000
U.S. Treasury Bills, 1.58% due July 24, 2008	3.87	7,992,280	8,000,000
U.S. Treasury Bills, 1.42% due July 31, 2008	1.45	2,995,839	3,000,000
U.S. Treasury Bills, 1.61% due August 7, 2008	6.76	13,975,514	14,000,000
U.S. Treasury Bills, 1.80% due August 14, 2008	7.24	14,968,290	15,000,000
U.S. Treasury Bills, 1.86% due August 21, 2008	9.66	19,950,980	20,000,000
U.S. Treasury Bills, 1.87% due August 28, 2008	5.79	11,966,520	12,000,000
U.S. Treasury Bills, 1.82% due September 4, 2008	2.41	4,984,425	5,000,000
U.S. Treasury Bills, 1.85% due September 11, 2008	8.68	17,939,520	18,000,000
U.S. Treasury Bills, 2.05% due September 18, 2008	16.40	33,866,210	34,000,000

Total United States Treasury Obligations (cost $174,610,929)	84.51%	$174,628,162

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4 (e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Brent Crude Oil (324 contracts, settlement date August 14, 2008)	4.35%	$8,985,100
Light, Sweet Crude Oil (323 contracts, settlement date June 22, 2009)	1.99	4,119,140
Gasoline RBOB (309 contracts, settlement date October 31, 2008)	5.22	10,779,741
Heating Oil (296 contracts, settlement date May 29, 2009)	3.69	7,619,640
Natural Gas (182 contracts, settlement date April 28, 2009)	1.91	3,956,200

Net Unrealized Appreciation on Futures Contracts	17.16%	$35,459,821

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

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended June 30, 2008 and 2007

and Six Months Ended June 30, 2008 and Period Ended June 30, 2007(i)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Period Ended June 30, 2007
Income
Interest Income, net	$490,370	$311,584	$821,557	$644,622

Expenses
Management Fee	262,629	46,874	355,998	97,443
Brokerage Commissions and Fees	10,505	1,876	14,240	3,898

Total Expenses	273,134	48,750	370,238	101,341

Net Investment Income	217,236	262,834	451,319	543,281

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	-	352	1,425	255
Futures	15,857,770	1,786,539	19,716,232	1,964,619

Net Realized Gain (Loss)	15,857,770	1,786,891	19,717,657	1,964,874

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	8,625	1,344	8,402	5,694
Futures	26,569,777	(1,331,813)	27,092,438	1,728,361

Net Change in Unrealized Gain (Loss)	26,578,402	(1,330,469)	27,100,840	1,734,055

Net Realized and net change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures	42,436,172	456,422	46,818,497	3,698,929

Net Income	$42,653,408	$719,256	$47,269,816	$4,242,210

See accompanying notes to unaudited consolidated financial statements.

(i)	The Period Ended June 30, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2008

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholder’s Equity	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at April 1, 2008	40	$1,000	$559	$1,559	1,800,000	$52,148,014	$18,000,237	$70,148,251	$70,149,810
Sale of Limited Shares			-	-	2,000,000	93,826,190	-	93,826,190	93,826,190
Redemption of Limited Shares	-	-	-	-	-	-	-	-	-
Net Income :
Net Investment Income	-	-	3	3	-	-	217,233	217,233	217,236
Net Realized Gain on United States Treasury Obligations and Futures	-	-	261	261	-	-	15,857,509	15,857,509	15,857,770
Net Change in Unrealized Gain on United States Treasury Obligations and Futures	-	-	352	352	-	-	26,578,050	26,578,050	26,578,402

Net Income	-	-	616	616	-	-	42,652,792	42,652,792	42,653,408

Balance at June 30, 2008	40	$1,000	$1,175	$2,175	3,800,000	$145,974,204	$60,653,029	$206,627,233	$206,629,408

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2007

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholder’s Equity	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at April 1, 2007	40	$1,000	$115	$1,115	1,200,000	$29,934,782	$3,522,839	$33,457,621	$33,458,736
Sale of Limited Shares	-	-	-	-	800,000	22,827,650	-	22,827,650	22,827,650
Redemption of Limited Shares	-	-	-	-	(600,000)	(16,675,376)	-	(16,675,376)	(16,675,376)
Net Income:
Net Investment Income	-	-	12	12	-	-	262,822	262,822	262,834
Net Realized Gain on United States Treasury Obligations and Futures	-	-	74	74	-	-	1,786,817	1,786,817	1,786,891
Net Change in Unrealized Loss on United States Treasury Obligations and Futures	-	-	(49)	(49)	-	-	(1,330,420)	(1,330,420)	(1,330,469)

Net Income	-	-	37	37	-	-	719,219	719,219	719,256

Balance at June 30, 2007	40	$1,000	$152	$1,152	1,400,000	$36,087,056	$4,242,058	$40,329,114	$40,330,266

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2008

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholder’s Equity	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at January 1, 2008	40	$1,000	407	$1,407	1,400,000	$35,847,624	13,383,981	$49,231,605	$49,233,012
Sale of Limited Shares	-	-	-	-	2,600,000	116,859,496	-	116,859,496	116,859,496
Redemption of Limited Shares	-	-	-	-	(200,000)	(6,732,916)	-	(6,732,916)	(6,732,916)
Net Income:
Net Investment Income	-	-	10	10	-	-	451,309	451,309	451,319
Net Realized Gain on United States Treasury Obligations and Futures	-	-	383	383	-	-	19,717,274	19,717,274	19,717,657
Net Change in Unrealized Gain on United States Treasury Obligations and Futures	-	-	375	375	-	-	27,100,465	27,100,465	27,100,840

Net Income	-	-	768	768	-	-	47,269,048	47,269,048	47,269,816

Balance at June 30, 2008	40	$1,000	$1,175	2,175	3,800,000	$145,974,204	$60,653,029	$206,627,233	$206,629,408

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Period Ended June 30, 2007 (i)

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholder’s Equity	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital			Total Shareholders’ Equity
Balance at January 3, 2007	40	$1,000	$-	$1,000	-	$-	$-	$-	$1,000
Sale of Limited Shares	-	-			2,000,000	52,762,432	-	52,762,432	52,762,432
Redemption of Limited Shares	-	-	-	-	(600,000)	(16,675,376)	-	(16,675,376)	(16,675,376)
Net Income:
Net Investment Income	-	-	22	22	-	-	543,259	543,259	543,281
Net Realized Gain on United States Treasury Obligations and Futures	-	-	82	82	-	-	1,964,792	1,964,792	1,964,874
Net Change in Unrealized Gain on United States Treasury Obligations and Futures	-	-	48	48	-	-	1,734,007	1,734,007	1,734,055

Net Income	-	-	152	152	-	-	4,242,058	4,242,058	4,242,210

Balance at June 30, 2007	40	$1,000	$152	$1,152	1,400,000	$36,087,056	$4,242,058	$40,329,114	$40,330,266

See accompanying notes to unaudited consolidated financial statements.

(i)	The Period Ended June 30, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007 (i)

	Six Months Ended June 30, 2008	Period Ended June 30, 2007 (i)
Cash Flow provided by operating activities:
Net Income	$47,269,816	$4,242,210
Adjustments to reconcile net income to net cash used for operating activities:
Cost of securities purchased	(239,986,483)	(82,019,350)
Proceeds from securities sold	95,992,708	45,816,734
Net accretion of discount and amortization of premium on United States Treasury Obligations	(730,699)	(590,996)
Net realized gain on United States Treasury Obligations	(1,425)	(255)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(27,100,840)	(1,734,055)
Change in operating receivables and liabilities:
Payable to broker	3,351,365	-
Other assets	(4,709)	(3,061)
Management fee payable	80,572	16,092
Non controlling interest in consolidated subsidiary - related party	1,175	1,000

Net cash used for operating activities	(121,128,520)	(34,271,681)

Cash flows from financing activities:
Proceeds from sale of Limited Shares	116,859,496	52,762,432
Redemption of Limited Shares	(6,732,916)	(16,675,376)

Net cash provided by financing activities	110,126,580	36,087,056

Net change in cash held by broker	(11,001,940)	1,815,375
Cash held by broker at beginning of period	11,001,940	1,000

Cash held by broker at end of period	$-	$1,816,375

See accompanying notes to unaudited consolidated financial statements.

(i)	The Period Ended June 30, 2007 reflects operating results since January 3, 2007 the date of commencement of investment operations.

PowerShares DB Energy Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2008

(1)	Organization

PowerShares DB Energy Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, and its subsidiary, DB Energy Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series were formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund and the Master Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Trust and the Master Trust (each a “Trust Agreement” and collectively the “Trust Agreements”).

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

This report covers the three months ended June 30, 2008 and 2007, the six months ended June 30, 2008 and the period from January 3, 2007 (commencement of investment operations) through June 30, 2007 (hereinafter referred to as the “Period Ended June 30, 2007”).

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

The Index is intended to reflect the change in market value of the energy sector. The commodities comprising the Index, or the Index Commodities, are light, sweet crude oil, heating oil, brent crude oil, RBOB gasoline and natural gas. The Commodity Futures Trading Commission and commodity exchanges impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity.

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

(3)	Service Providers and Related Party Agreements

The Trustee

Under the Trust Agreements of each of the Trust and the Master Trust, Wilmington Trust Company (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust, the Fund and the Master Trust and Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2008 and 2007, the Fund and Master Fund incurred Management Fees of $262,629 and $46,874 respectively. Management Fees incurred during the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007, by the Fund and Master Fund were $355,998 and $97,443, respectively. As of June 30, 2008 and December 31, 2007, Management Fees payable to the Managing Owner were $111,942 and $31,370, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. During the Three Months Ended June 30, 2008 and 2007, the Fund and the Master Fund incurred brokerage fees of $10,505 and $1,876, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007, by the Fund and the Master Fund were $14,240 and $3,898, respectively. As of June 30, 2008 and December 31, 2007, there were no brokerage fees payable.

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

The Distributor

ALPS Distributors, Inc. (the “Distributor”) provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement between the Managing Owner in its capacity as managing owner of the Fund and the Distributor, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials.

The Distribution Services Agreement is terminable without penalty on sixty days’ written notice by the Managing Owner or by the Distributor. The Distribution Services Agreement will automatically terminate in the event of its assignment.

Invesco Powershares Capital Management LLC

Under the License Agreement among Invesco Powershares Capital Management LLC (formerly known as PowerShares Capital Management LLC) (the “Licensor”), and the Managing Owner in its own capacity and in its capacity as managing owner of the Fund (the Fund and the Managing Owner, collectively, the “Licensees”), the Licensor granted to each Licensee a non-exclusive license to use the “PowerShares®” trademark (the “Trademark”) anywhere in the world, solely in connection with the marketing and promotion of the Fund and to use or refer to the Trademark in connection with the issuance and trading of the Fund as necessary.

Invesco Aim Distributors, Inc.

Through a marketing agreement between the Managing Owner and Invesco Aim Distributors, Inc. (formerly known as A I M Distributors, Inc.), or Invesco Aim Distributors, an affiliate of Invesco PowerShares Capital Management LLC, or Invesco PowerShares, the Managing Owner, on behalf of the Fund and the Master Fund, has appointed Invesco Aim Distributors as a marketing agent. Invesco Aim Distributors assists the Managing Owner and the Administrator with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus. Invesco Aim Distributors will not open or maintain customer accounts or handle orders for the Fund. Invesco Aim Distributors engages in public seminars, road shows, conferences, media interviews, and distributes sales literature and other communications (including electronic media) regarding the Fund.

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

The Fund adopted FASB Statement No. 157, “Fair Value Measurements” (Statement No. 157), effective January 1, 2008. Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under Statement No. 157 are described below:

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

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Included in the United States Treasury Obligations as of June 30, 2008 and December 31, 2007 are $4,374,000 and $2,883,713, respectively, which is restricted and held against initial margin of the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations.

(f)	Cash held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments, with original maturities of three months or less when purchased. As of June 30, 2008, the Fund had no cash held by the Commodity Broker. As of December 31, 2007, cash of $11,001,940 was held by the Commodity Broker for the Fund. There were no cash equivalents held by the Fund as of March 31, 2008 and December 31, 2007.

(g)	Payable to Broker

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. As of June 30, 2008 and December 31, 2007, the futures contracts held by the Fund were in an unrealized appreciation position of $35,459,821 and $8,367,383, respectively, of which the Fund utilized $3,351,365 at June 30, 2008 to purchase United States Treasury Obligations. No net interest expense was incurred by the Fund at June 30, 2008 as unrealized appreciation on open positions of futures contracts exceeded the payable to broker by $32,108,456. The Fund did not have a payable to broker at December 31, 2007.

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

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized gains (losses) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2008 and December 31, 2007, the futures contracts held by the Fund were in a net unrealized appreciation position of $35,459,821 and $8,367,383, respectively.

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

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended June 30, 2008 and 2007 and for the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007.

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

(n)	Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended June 30, 2008 and 2007, the Fund and the Master Fund did not incur such expenses. For the Six Months Ended June 30, 2008 and for the Period Ended June 30, 2007, the Fund and the Master Fund did not incur such expenses.

(5)	Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with Statement No. 157. See note 4(c) for discussion of the Fund’s policies regarding this hierarchy.

Assets and Liabilities Measured at Fair Value as of June 30, 2008:

United States Treasury Obligations (Level 1)	$174,628,162

Commodity Futures Contracts (Level 1)	$35,459,821

There were no Level 2 or Level 3 holdings as of June 30, 2008.

(6)	Financial Instrument Risk

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

The Fund and the Master Fund commenced investment operations on January 3, 2007 with the initial offering of 1,000,000 Limited Shares to Deutsche Bank Securities Inc. as the initial purchaser of the Fund in exchange for $25,000,000. The Fund commenced trading on the Amex on January 5, 2007.

Summary of Limited Share Transactions for the Three Months Ended June 30, 2008 and 2007 and Six Months Ended

June 30, 2008 and Period Ended June 30, 2007

	Limited Shares		Paid in Capital		Limited Shares		Paid in Capital
	Three Months Ended		Three Months Ended		Six Months Ended	Period Ended	Six Months Ended	Period Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Limited Shares Sold	2,000,000	800,000	93,826,190	22,827,650	2,600,000	2,000,000	116,859,496	52,762,432
Limited Shares Redeemed	-	(600,000)	-	(16,675,376)	(200,000)	(600,000)	(6,732,916)	(16,675,376)

Net Increase	2,000,000	200,000	93,826,190	6,152,274	2,400,000	1,400,000	110,126,580	36,087,056

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

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of June 30, 2008, no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10)	Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Limited Share outstanding for the Three Months Ended June 30, 2008 and 2007 and for the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Limited Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Limited Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

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

	Three Months Ended		Six Months Ended	Period Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net Asset Value

Initial Offering Price per Limited Share	-	-	-	$25.00

Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	$15.34	$0.64	$19.00	$3.27
Net investment income	0.07	0.29	0.21	0.54

Net increase in net assets from operations	15.41	0.93	19.21	3.81
Net asset value per Limited Share, beginning of period	38.97	27.88	35.17	-

Net asset value per Limited Share, end of period	$54.38	$28.81	$54.38	$28.81

Market value per Limited Share, beginning of period	$38.95	$27.67	$35.30	$-

Market value per Limited Share, end of period	$54.55	$28.87	$54.55	$28.87

Ratio to average Limited Shares*

Net investment income	0.61%	4.19%	0.94%	4.14%
Total expenses	0.77%	0.78%	0.77%	0.77%

Total Return, at net asset value **	39.54%	3.34%	54.62%	15.24%

Total Return, at market value **	40.05%	4.34%	54.53%	15.48%

*	Percentages are annualized.
**	Percentages are not annualized and, for the Period Ended June 30, 2007, are calculated based on the initial offering price upon commencement of investment operations of $25.00.

(11)	Recently Issued Accounting Standards

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

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a portfolio of exchange traded futures contracts, or the Index Contracts, on the commodities comprising the Index, or the Index Commodities. The Index Commodities are light, sweet crude oil, heating oil, brent crude oil, RBOB gasoline and natural gas. The Index is composed of notional amounts of each of the Index Commodities. The Master Fund’s portfolio also includes United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s Commodity Broker as margin.

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

Performance Summary

This report covers the three months ended June 30, 2008 and 2007, the six months ended June 30, 2008 and the period from January 3, 2007 (commencement of investment operations) through June 30, 2007 (hereinafter referred to as the “Period Ended June 30, 2007”).

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

The section “Summary of DBLCI-OY Energy TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2008 and 2007 and the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007” below provides an overview of the changes in the closing levels of DBLCI-OY Energy TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY Energy TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield rolls method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY Energy TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30,

2008 and 2007 and the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007

Index	Total returns for indexes in the DBLCI-OY ENERGY TR™
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Period Ended June 30, 2007
Light, Sweet Crude Oil (WTI) Indices	41.69%	-0.19%	52.85	9.00%
Heating Oil Indices	43.99%	2.4%	63.45%	15.59%
Brent Crude Oil Indices	42.23%	6.7%	54.46%	16.91%
RBOB Gasoline Indices	40.16%	8.55%	45.94%	22.47%
Natural Gas Indices	25.79%	-2.31%	67.76%	16.78%
TOTAL RETURN	40.20%	3.74%	55.47%	16.07%

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

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Limited Shares and the Master Fund Limited Units, the net asset value per Limited Share and the net asset value per Master Fund Limited Unit are equal.

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

In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item I for further information regarding Statement No. 157.

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

Operating Activities

Net cash flow used for operating activities was $121.1 million and $34.3 million during the Six Months Ended June 30, 2008 and Period Ended June 30, 2007, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition. During the Six Months Ended June 30, 2008, $240.0 million was paid to purchase United States Treasury Obligations and $96.0 million was received from sales of maturing contracts. During the Period Ended June 30, 2007, $82.0 million was paid to purchase United States Treasury Obligations and $45.8 million was received from the sales of maturing contracts. Unrealized appreciation on futures increased by $27.1 million and $1.7 million during the Six Months Ended June 30, 2008 and Period Ended June 30, 2007, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $110.1 million and $36.1 million during the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007, respectively. This included $116.9 million and $52.8 million from the sale of Limited Shares to Authorized Participants during the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007, THE SIX MONTHS ENDED JUNE 30, 2008 AND FOR THE PERIOD ENDED JUNE 30, 2007

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

COMPARISON OF DBE, DBENAV AND DBENIX FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007, THE SIX MONTHS ENDED JUNE 30, 2008 AND FOR THE PERIOD ENDED JUNE 30, 2007

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

FOR THE THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

Fund Limited Share Price Performance

For the Three Months Ended June 30, 2008, the Amex market value of Limited Shares increased 40.05% from $38.95 per share to $54.55 per share. Limited Shares traded from a low of $38.74 (-0.54%) per share on April 1, 2008 to a high of $54.55 per share (+40.05%) on June 30, 2008.

For the Three Months Ended June 30, 2007, the Amex market value of Limited Shares increased 4.34% from $27.67 per share to $28.87 per share. Limited Shares traded from a low of $27.11 (-2.02%) per share on April 19, 2007, to a high of $29.36 per share (+6.11%) on June 18, 2007.

Fund Limited Share Net Asset Performance

For the Three Months Ended June 30, 2008, the net asset value of each Limited Share increased 39.54% from $38.97 per share to $54.38 per share.

Net income for the Three Months Ended June 30, 2008 was $42.6 million, resulting from $0.5 million of interest income, realized and unrealized gains of $42.4 million, and operating expenses of $0.3 million.

For the Three Months Ended June 30, 2007, the net asset value of each Limited Share increased 3.34% from $27.88 per share to $28.81 per share.

Net income for the Three Months Ended June 30, 2007 was $0.72 million, resulting from $0.31 million of interest income, realized and unrealized gains of $0.46 million and operating expenses of $0.05 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE PERIOD ENDED JUNE 30, 2007

Fund Limited Share Price Performance

For the Six Months Ended June 30, 2008, the Amex market value of Limited Shares increased 54.53% from $35.30 per share to $54.55 per share. Limited Shares traded from a low of $33.07 (-6.32%) per share on January 23, 2008 to a high of $54.55 per share (+54.53%) on June 30, 2008.

For the Period Ended June 30, 2007, the Amex market value of Limited Shares increased 15.48% from $25.00 per share to $28.87 per share. Limited Shares traded from a low of $22.49 (-10.04%) per share on January 18, 2007 to a high of $29.36 per share (+17.44%) on June 18, 2007.

Fund Limited Share Net Asset Performance

For the Six Months Ended June 30, 2008, the net asset value of each Limited Share increased 54.62% from $35.17 per share to $54.38 per share.

Net income for the Six Months Ended June 30, 2008 was $47.2 million, resulting from $0.8 million of interest income, realized and unrealized gains of $46.8 million and operating expenses of $0.4 million.

For the Period Ended June 30, 2007, the net asset value of each Limited Share increased 15.24% from $25.00 per share to $28.81 per share.

Net income for the Period Ended June 30, 2007 was $4.24 million, resulting from $0.64 million of interest income, realized and unrealized gains of $3.70 million and operating expenses of $0.10 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2008. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Light, Sweet Crude Oil	June 2009	2,138,815	1.04%	6
Heating Oil	May 2009	2,074,406	1.00%	5
Brent Crude Oil	August 2008	2,002,660	0.97%	6

RBOB Gasoline	October 2008	1,941,307	0.94%	11
Natural Gas	April 2009	1,262,185	0.61%	8
Aggregate/Total		8,030,362	3.89%	7

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Light, Sweet Crude Oil	May 2008	471,746	0.96%	7
Heating Oil	June 2008	442,655	0.90%	6
Brent Crude Oil	March 2008	443,027	0.90%	7
RBOB Gasoline	November 2008	477,809	0.97%	10
Natural Gas	May 2008	323,373	0.66%	8
Aggregate/Total		1,786,843	0.036%	6

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

The following were the primary trading risk exposures of the Fund as of June 30, 2008 by Index Commodities:

Light, Sweet Crude Oil

    The price of light, sweet crude oil is volatile and is affected by numerous factors. The level of global industrial activity influences the demand for light, sweet crude oil. In addition, various other factors can affect the demand for light, sweet crude oil, such as weather, political events and labor activity. The supply of light, sweet crude oil can be affected by many events, in particular, the meetings of the Organization of Petroleum Exporting Countries. Market expectations about events that will influence either demand or supply can cause prices for light, sweet crude oil to fluctuate greatly. A significant amount of the world oil production capacity is controlled by a relatively small number of producers. Any large change in production by one of these producers could have a substantial effect on the price of light, sweet crude oil.

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

(a)    None.

(b)    The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-14) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of Limited Shares being disclosed therein. Trading on the Amex commenced on January 5, 2007. A Registration Statement on Form S-1 was declared effective on May 15, 2007 (Registration No. 333-142163-15) and on January 15, 2008 (File No. 333-148613-05) with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on July 14, 2008 (Registration No. 333-150501-14) with information with respect to the use of proceeds from the sale of Limited Shares being disclosed therein. Accordingly, upon effectiveness, the Registrant’s Registration Statement on Form S-1 (Registration No. 333-150501-14) also acts as Post-Effective Amendment No. 1 to File No. 333-148613-05, Post-Effective Amendment No. 2 to File No. 333-142163-15 and acts as Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 File No. 333-135422-14, which also contained this information.

The proceeds from the sale of the Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Three Months Ended June 30, 2008, 2.0 million Limited Shares were created for $93.8 million and no Limited Shares were redeemed. On June 30, 2008, 3.8 million Limited Shares of the Fund were outstanding for a market capitalization of $207.3 million.

(c)    The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2008 and 2007.

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2008	-	N/A
Three Months Ended June 30, 2007	600,000	$27.79

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Energy Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Kevin Rich
		Name:	Kevin Rich
		Title:	Director and Chief Executive Officer

Dated: August 7, 2008	By:	/s/ Michael Gilligan
		Name:	Michael Gilligan
		Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1