Form 10-Q
period 2008-09-30
PowerShares DB Energy Fund; DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB Energy Master Fund
filed 2008-11-10
CIK 1383062, 1367305, 1367306, 1383061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  No   ✓

Indicate the number of outstanding Limited Shares as of September 30, 2008: 1,800,000 Limited Shares.

POWERSHARES DB ENERGY FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2008

i

PART I.                FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Energy Fund and Subsidiary

Consolidated Statements of Financial Condition

September 30, 2008 (unaudited) and December 31, 2007

	September 30, 2008	December 31, 2007
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $65,822,013 and $29,885,030, respectively)	$65,866,742	$29,893,861
Cash held by broker	23,489,891	11,001,940
Net unrealized appreciation (depreciation) on futures contracts	(18,143,357)	8,367,383

Deposits with broker	71,213,276	49,263,184
Other assets	2,320	2,198

Total assets	$71,215,596	$49,265,382

Liabilities and shareholders’ equity
Management fee payable	$126,387	$31,370
Non controlling interest in consolidated subsidiary - related party	1,580	1,000

Total liabilities	127,967	32,370

Commitments and Contingencies (Note 9)

Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	1,000	1,000
Accumulated earnings	580	407

Total General shares	1,580	1,407

Limited shares:
Paid in capital – 1,800,000 and 1,400,000 redeemable shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	57,568,228	35,847,624
Accumulated earnings	13,517,821	13,383,981

Total Limited shares	71,086,049	49,231,605

Total shareholders’ equity	71,087,629	49,233,012

Total liabilities and shareholders’ equity	$71,215,596	$49,265,382

Net asset value per share
General shares	$39.50	$35.18
Limited shares	$39.49	$35.17

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

September 30, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.05% due October 2, 2008	7.03%	$4,999,985	$5,000,000
U.S. Treasury Bills, 0.10% due October 9, 2008	22.37	15,899,269	15,900,000
U.S. Treasury Bills, 0.99% due October 16, 2008	12.65	8,995,572	9,000,000
U.S. Treasury Bills, 0.35% due October 23, 2008	11.25	7,998,928	8,000,000
U.S. Treasury Bills, 1.01% due October 30, 2008	4.22	2,998,863	3,000,000
U.S. Treasury Bills, 1.80% due November 6, 2008	4.22	2,998,110	3,000,000
U.S. Treasury Bills, 1.10% due November 13, 2008	7.03	4,995,360	5,000,000
U.S. Treasury Bills, 0.77% due November 28, 2008	12.64	8,988,831	9,000,000
U.S. Treasury Bills, 0.25% due December 4, 2008	7.02	4,993,645	5,000,000
U.S. Treasury Bills, 1.05% due December 18, 2008	4.22	2,998,179	3,000,000

Total United States Treasury Obligations (cost $65,822,013)	92.65%	$65,866,742

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in

Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Brent Crude Oil (148 contracts, settlement date August 14, 2009)	(3.15)%	$(2,240,380)
Light, Sweet Crude Oil (153 contracts, settlement date June 22, 2009)	(6.77)	(4,812,250)
Gasoline RBOB (146 contracts, settlement date October 31, 2008)	(5.86)	(4,162,448)
Heating Oil (140 contracts, settlement date May 29, 2009)	(6.45)	(4,587,819)
Natural Gas (86 contracts, settlement date April 28, 2009)	(3.29)	(2,340,460)

Net Unrealized Depreciation on Futures Contracts	(25.52)%	$(18,143,357)

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

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended September 30, 2008 and 2007

and Nine Months Ended September 30, 2008 and Period Ended September 30, 2007(i)

	Three Months Ended	Three Months Ended	Nine Months Ended	Period Ended

	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Income
Interest Income	$609,494	$488,726	$1,431,051	$1,133,348

Expenses
Management Fee	255,370	79,113	611,368	176,556
Brokerage Commissions and Fees	18,965	3,164	33,205	7,062

Total Expenses	274,335	82,277	644,573	183,618

Net Investment Income	335,159	406,449	786,478	949,730

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain on
United States Treasury Obligations	21,037	1,035	22,462	1,290
Futures	6,083,683	995,032	25,799,915	2,959,651

Net Realized Gain	6,104,720	996,067	25,822,377	2,960,941

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	27,496	1,618	35,898	7,312
Futures	(53,603,178)	1,266,718	(26,510,740)	2,995,079

Net Change in Unrealized Gain (Loss)	(53,575,682)	1,268,336	(26,474,842)	3,002,391

Net Realized and net change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures	(47,470,962)	2,264,403	(652,465)	5,963,332

Net Income (Loss)	$(47,135,803)	$2,670,852	$134,013	$6,913,062

See accompanying notes to unaudited consolidated financial statements.

(i) The Period Ended September 30, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2008

	General Shares				Limited Shares				Total

	General Shares		Accumulated Earnings		Limited Shares		Accumulated Earnings
	Shares	Paid in Capital		Total General Shareholder’s Equity	Shares	Paid in Capital		Total Limited Shareholders’ Equity	Total Shareholders’ Equity
Balance at July 1, 2008	40	$1,000	$1,175	$2,175	3,800,000	$145,974,204	$60,653,029	$206,627,233	$206,629,408

Sale of Limited Shares					600,000	30,404,556		30,404,556	30,404,556
Redemption of Limited Shares					(2,600,000)	(118,810,532)		(118,810,532)	(118,810,532)

Net Loss:

Net Investment Income			5	5			335,154	335,154	335,159
Net Realized Gain on United States Treasury Obligations and Futures			44	44			6,104,676	6,104,676	6,104,720
Net Change in Unrealized Loss on United States Treasury Obligations and Futures			(644)	(644)			(53,575,038)	(53,575,038)	(53,575,682)

Net Loss			(595)	(595)			(47,135,208)	(47,135,208)	(47,135,803)

Balance at September 30, 2008	40	$1,000	$580	$1,580	1,800,000	$57,568,228	$13,517,821	$71,086,049	$71,087,629

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2007

	General Shares				Limited Shares				Total
				Total General Shareholder’s Equity				Total Limited Shareholders’ Equity
	General Shares				Limited Shares				Total
	Shares	Paid in Capital	Accumulated Earnings		Shares	Paid in Capital	Accumulated Earnings		Shareholders’ Equity

Balance at July 1, 2007	40	$1,000	$152	$1,152	1,400,000	$36,087,056	$4,242,058	$40,329,114	$40,330,266

Sale of Limited Shares	-	-	-	-	400,000	11,341,730	-	11,341,730	11,341,730
Redemption of Limited Shares	-	-	-	-	(400,000)	(11,691,564)	-	(11,691,564)	(11,691,564)

Net Income:

Net Investment Income	-	-	11	11	-	-	406,438	406,438	406,449

Net Realized Gain on United States Treasury Obligations and Futures	-	-	31	31	-	-	996,036	996,036	996,067

Net Change in Unrealized Gain on United States Treasury Obligations and Futures	-	-	24	24	-	-	1,268,312	1,268,312	1,268,336

Net Income	-	-	66	66	-	-	2,670,786	2,670,786	2,670,852

Balance at September 30, 2007	40	$1,000	$218	$1,218	1,400,000	$35,737,222	$6,912,844	$42,650,066	$42,651,284

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2008

	General Shares				Limited Shares				Total

	General Shares		Accumulated Earnings (Deficit)		Limited Shares		Accumulated Earnings (Deficit)
	Shares	Paid in Capital		Total General Shareholder’s Equity	Shares	Paid in Capital		Total Limited Shareholders’ Equity	Total Shareholders’ Equity

Balance at January 1, 2008	40	$1,000	407	$1,407	1,400,000	$35,847,624	13,383,981	$49,231,605	$49,233,012

Sale of Limited Shares					3,200,000	147,264,052		147,264,052	147,264,052
Redemption of Limited Shares					(2,800,000)	(125,543,448)		(125,543,448)	(125,543,448)

Net Income:

Net Investment Income			15	15			786,463	786,463	786,478
Net Realized Gain on United States Treasury Obligations and Futures			427	427			25,821,950	25,821,950	25,822,377
Net Change in Unrealized Loss on United States Treasury Obligations and Futures			(269)	(269)			(26,474,573)	(26,474,573)	(26,474,842)

Net Income			173	173			133,840	133,840	134,013

Balance at September 30, 2008	40	$1,000	$580	$1,580	1,800,000	$57,568,228	$13,517,821	$71,086,049	$71,087,629

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statement of Changes

in Shareholders’ Equity For the Period Ended September 30, 2007 (i)

	General Shares				Limited Shares				Total

	General Shares			Total General Shareholder’s Equity	Limited Shares			Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings		Shares	Paid in Capital	Accumulated Earnings

Balance at January 3, 2007	40	$1,000	$-	$1,000	-	$-	$-	$-	$1,000

Sale of Limited Shares	-	-			2,400,000	64,104,162	-	64,104,162	64,104,162
Redemption of Limited Shares	-	-	-	-	(1,000,000)	(28,366,940)	-	(28,366,940)	(28,366,940)

Net Income:
Net Investment Income	-	-	33	33	-	-	949,697	949,697	949,730
Net Realized Gain on United States Treasury Obligations and Futures	-	-	113	113	-	-	2,960,828	2,960,828	2,960,941
Net Change in Unrealized Gain on United States Treasury Obligations and Futures	-	-	72	72	-	-	3,002,319	3,002,319	3,002,391

Net Income	-	-	218	218	-	-	6,912,844	6,912,844	6,913,062

Balance at September 30, 2007	40	$1,000	$218	$1,218	1,400,000	$35,737,222	$6,912,844	$42,650,066	$42,651,284

See accompanying notes to unaudited consolidated financial statements.

(i) The Period Ended September 30, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Energy Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2008 and the Period Ended September 30, 2007(i)

	Nine Months Ended September 30, 2008	Period Ended September 30, 2007 (i)

Cash Flow provided by operating activities:
Net Income	$134,013	$6,913,062
Adjustments to reconcile net income to net cash used for operating activities:
Cost of securities purchased	(343,559,465)	(118,622,024)
Proceeds from securities sold	308,916,813	82,800,174
Accretion of discount on United States Treasury Obligations	(1,271,869)	(1,041,107)
Net realized gain on United States Treasury Obligations	(22,462)	(1,290)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures	26,474,842	(3,002,391)
Change in operating receivables and liabilities:
Other assets	(122)	(2,909)
Management fee payable	95,017	26,765
Non controlling interest in consolidated subsidiary - related party	580	1,000

Net cash used for operating activities	(9,232,653)	(32,928,720)

Cash flows from financing activities:
Proceeds from sale of Limited Shares	147,264,052	64,104,162
Redemption of Limited Shares	(125,543,448)	(28,366,940)

Net cash provided by financing activities	21,720,604	35,737,222

Net change in cash held by broker	12,487,951	2,808,502

Cash held by broker at beginning of period	11,001,940	1,000

Cash held by broker at end of period	$23,489,891	$2,809,502

See accompanying notes to unaudited consolidated financial statements.

(i)  The Period Ended September 30, 2007 reflects operating results since January 3, 2007 the date of commencement of investment operations.

PowerShares DB Energy Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2008

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

The Fund offers common units of beneficial interest (the “Limited Shares”) only to certain eligible financial institutions (“Authorized Participants”) in one or more blocks of 200,000 Limited Shares, called a Basket. The proceeds from the offering of Limited Shares are invested in the Master Fund. The Fund and the Master Fund commenced investment operations on January 3, 2007 with the initial offering of 1,000,000 Limited Shares to Deutsche Bank Securities Inc. as initial purchaser of the Fund in exchange for $25,000,000. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC) on January 5, 2007.

This report covers the three months ended September 30, 2008 and 2007, the nine months ended September 30, 2008 and the period from January 3, 2007 (commencement of investment operations) through September 30, 2007 (hereinafter referred to as the “Period Ended September 30, 2007”).

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

The Fund does not employ leverage. As of September 30, 2008 and December 31, 2007, the Fund had $71,213,276 (or 100%) and $49,263,184 (or 100%) of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $7,620,488 (or 10.70%) and $2,883,713 (or 5.85%) of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the unaudited Consolidated

Schedule of Investments dated September 30, 2008 and the audited Consolidated Schedule of Investments dated December 31, 2007 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2008 and 2007, the Fund and Master Fund incurred Management Fees of $255,370 and $79,113, respectively. Management Fees incurred during the Nine Months Ended September 30, 2008 and the Period Ended September 30, 2007, by the Fund and Master Fund were $611,368 and $176,556, respectively. As of September 30, 2008 and December 31, 2007, Management Fees payable to the Managing Owner were $126,387 and $31,370, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. During the Three Months Ended September 30, 2008 and 2007, the Fund and the Master Fund incurred brokerage fees of $18,965 and $3,164, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2008 and the Period Ended September 30, 2007, by the Fund and the Master Fund were $33,205 and $7,062, respectively. As of September 30, 2008 and December 31, 2007, there were no brokerage fees payable.

The Administrator

The Bank of New York Mellon (the “Administrator”) has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Master Fund and the Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

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

The consolidated financial statements of the Fund have been prepared using U.S. generally accepted accounting principles, and they include the consolidated financial statement balances of the Fund and the Master Fund. Upon the initial offering of the Limited Shares on January 3, 2007, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (“Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (“Master Fund General Units”). The Master Fund Limited Units owned by the Fund provide the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund have been consolidated with the Fund’s financial statement balances beginning January 3, 2007 (commencement of investment operations), and all significant inter-company balances and transactions have been eliminated.

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

Basis of Fair Value Measurement

Level 1:             Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2:             Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3:             Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Included in the United States Treasury Obligations as of September 30, 2008 and December 31, 2007 are $7,620,488 and $2,883,713, respectively, which is restricted and held against initial margin of the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations.

(f)	Cash held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments, with original maturities of three months or less when purchased. As of September 30, 2008 and December 31, 2007, the Fund had cash of $23,489,891 and $11,001,940, respectively, held by the Commodity Broker. There were no cash equivalents held by the Fund as of September 30, 2008 and December 31, 2007.

(g)	Income Taxes

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

The following are the major tax jurisdictions for the Fund and the earliest tax year subject to examination:

Jurisdiction	Tax Year
US Federal	2007
State of New York	2007
New York City	2007
State of Florida	2007
State of Georgia	2007
State of Maine	2007
State of Oregon	2007
State of Utah	2007
State of West Virginia	2007

(h)	Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized gains (losses) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2008 and December 31, 2007, the futures contracts held by the Fund were in a net unrealized depreciation and appreciation position of $18,143,357 and $8,367,383, respectively.

(i)	Management Fee

The Master Fund currently pays the Managing Owner a management fee (“Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Master Fund. No separate Management Fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

(j)	Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended September 30, 2008 and 2007 and for the Nine Months Ended September 30, 2008 and the Period Ended September 30, 2007.

(k)	Routine Operational, Administrative and Other Ordinary Expenses

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

(l)	Organizational and Offering Costs

All organizing and offering expenses of the Fund and its Master Fund are incurred and assumed by the Managing Owner. Expenses incurred in connection with the continuous offering of Limited Shares also will be paid by the Managing Owner.

(m)	Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended September 30, 2008 and 2007, the Fund and the Master Fund did not incur such expenses. For the Nine Months Ended September 30, 2008 and for the Period Ended September 30, 2007, the Fund and the Master Fund did not incur such expenses.

(5)	Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with Statement No. 157. See Note 4(c) for discussion of the Fund’s policies regarding this hierarchy.

Assets and Liabilities Measured at Fair Value as of September 30, 2008:

United States Treasury Obligations (Level 1)	$ 65,866,742

Commodity Futures Contracts (Level 1)	$ (18,143,357)

There were no Level 2 or Level 3 holdings as of September 30, 2008.

(6)	Financial Instrument Risk

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

Limited Shares may be purchased from the Fund only by Authorized Participants in one or more blocks of 200,000 Shares, called a Basket. The Fund issues Limited Shares in Baskets only to Authorized Participants continuously as of noon, New York time, on the business day immediately following the date on which a valid order to create a Basket is accepted by the Fund, at the net asset value of 200,000 Limited Shares as of the closing time of the NYSE Alternext US LLC or the last to close of the exchanges on which the Master Fund’s assets are traded, whichever is later, on the date that a valid order to create a Basket is accepted by the Fund.

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

The redemption proceeds from the Fund consist of the cash redemption amount. The cash redemption amount is equal to the net asset value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the NYSE Alternext US LLC or the last to close of the exchanges on which the Master Fund’s assets are traded, whichever is later, on the redemption order date. The Fund will distribute the cash redemption amount at noon, New York time, on the business day immediately following the redemption order date through DTC to the account of the Authorized Participant as recorded on DTC’s book-entry system.

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

The Fund and the Master Fund commenced investment operations on January 3, 2007 with the initial offering of 1,000,000 Limited Shares to Deutsche Bank Securities Inc. as the initial purchaser of the Fund in exchange for $25,000,000. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC) on January 5, 2007.

Summary of Limited Share Transactions for the Three Months Ended September 30, 2008 and 2007 and Nine Months Ended

September 30, 2008 and Period Ended September 30, 2007

	Limited Shares		Paid in Capital		Limited Shares		Paid in Capital

	Three Months Ended		Three Months Ended		Nine Months Ended	Period Ended	Nine Months Ended	Period Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Limited Shares Sold	600,000	400,000	$30,404,556	$11,341,730	3,200,000	2,400,000	$147,264,052	$64,104,162
Limited Shares Redeemed	(2,600,000)	(400,000)	(118,810,532)	(11,691,564)	(2,800,000)	(1,000,000)	(125,543,448)	(28,366,940)
Net Increase/ (Decrease)	(2,000,000)	-	$(88,405,976)	$(349,834)	400,000	1,400,000	$21,720,604	$35,737,222

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

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of September 30, 2008, no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10)	Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Limited Share outstanding for the Three Months Ended September 30, 2008 and 2007 and for the Nine Months Ended September 30, 2008 and the Period Ended September 30, 2007. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Limited Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Limited Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

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

	Three Months Ended		Nine Months Ended	Period Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Net Asset Value

Initial Offering Price per Limited Share	-	-	-	$25.00

Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	$(15.01)	$1.37	$3.99	$4.64
Net investment income	0.12	0.28	0.33	0.82

Net increase (decrease) in net assets from operations	(14.89)	1.65	4.32	5.46
Net asset value per Limited Share, beginning of period	54.38	28.81	35.17	-

Net asset value per Limited Share, end of period	$39.49	$30.46	$39.49	$30.46

Market value per Limited Share, beginning of period	$54.55	$28.87	$35.30	$-

Market value per Limited Share, end of period	$39.66	$30.57	$39.66	$30.57

Ratio to average Limited Shares*
Net investment income	0.99%	3.82%	0.96%	3.97%
Total expenses	0.81%	0.77%	0.79%	0.77%

Total Return, at net asset value **	(27.38)%	5.73%	12.28%	21.84%

Total Return, at market value **	(27.30)%	5.89%	12.35%	22.28%

*	Percentages are annualized.

**	Percentages are not annualized and, for the Period Ended September 30, 2007, are calculated based on the initial offering price upon commencement of investment operations of $25.00.

(11)	Recently Issued Accounting Standards

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

The Index is composed of notional amounts of each of the underlying Index Commodities. The notional amount of each Index Commodity included in the Index is intended to reflect the changes in market value of each such Index Commodity within the Index. The closing level of the Index is calculated on each business day by the Index Sponsor based on the closing price of the futures contracts for each of the underlying Index Commodities and the notional amounts of such Index Commodities.

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on June 4, 1990, or the Base Date. The Following table reflects the index base weights, or the Index Base Weights, of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Light, Sweet Crude Oil	22.50
Heating Oil	22.50
Brent Crude Oil	22.50
RBOB Gasoline	22.50
Natural Gas	10.00
Closing Level on Base Date:	100.00

The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing prices of the Index Commodities.

The Index includes provisions for the replacement of futures contracts as they approach maturity. This replacement takes place over a period of time in order to lessen the impact on the market for the futures contracts being replaced. With respect to each Index Commodity, the Master Fund employs a rule-based approach when it ‘rolls’ from one futures contract to another. Rather than select a new futures contract based on a predetermined schedule (e.g., monthly), each Index Commodity rolls to the futures contract which generates the best possible ‘implied roll yield.’ The futures contract with a delivery month within the next thirteen months which generates the best possible implied roll yield will be included in each Index. As a result, each Index Commodity is able to potentially maximize the roll benefits in backwardated markets and minimize the losses from rolling in contangoed markets.

In general, as a futures contract approaches its expiration date, its price will move towards the spot price in a contangoed market. Assuming the spot price does not change, this would result in the futures contract price decreasing and a negative implied roll yield. The opposite is true in a backwardated market. Rolling in a contangoed market will tend to cause a drag on an Index Commodity’s contribution to the Fund’s return while rolling in a backwardated market will tend to cause a push on an Index Commodity’s contribution to the Fund’s return.

The Deutsche Bank Liquid Commodity Index–Optimum Yield Energy is calculated in USD on both an excess return (unfunded) and total return (funded) basis.

The futures contract price for each Index Commodity will be the exchange closing price for such Index Commodity on each weekday when banks in New York, New York are open, or Index Business Days. If a weekday is not an Exchange Business Day (as defined in the following sentence) but is an Index Business Day, the exchange closing price from the previous Index Business Day will be used for each Index Commodity. “Exchange Business Day” means, in respect of an Index Commodity, a day that is a trading day for such Index Commodity on the relevant exchange (unless either an Index disruption event or force majeure event has occurred).

On the first New York business day, or Verification Date, of each month, each Index Commodity futures contract will be tested in order to determine whether to continue including it in the Index. If the Index Commodity futures contract requires delivery of the underlying commodity in the next month, known as the Delivery Month, a new Index Commodity futures contract will be selected for inclusion in the Index. For example, if the first New York business day is May 1, 2009, and the Delivery Month of the Index Commodity futures contract currently in such Index is June 2009, a new Index Commodity futures contract with a later Delivery Month will be selected.

For each underlying Index Commodity of the Index, the new Index Commodity futures contract selected will be the Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible Index Commodity futures contract. Eligible Index Commodity futures contracts are any Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the Index Commodity futures contract currently in such Index, and (ii) no later than the 13th month after the Verification Date. For example, if the first New York business day is May 1, 2009 and the Delivery Month of an Index Commodity futures contract currently in the Index is therefore June 2009, the Delivery Month of an eligible new Index Commodity futures contract must be between July 2009 and July 2010. The implied roll yield is then calculated and the futures contract on the Index Commodity with the best possible implied roll yield is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

After the futures contract selection, the monthly roll for each Index Commodity subject to a roll in that particular month unwinds the old futures contract and enters a position in the new futures contract. This takes place between the 2nd and 6th Index Business Day of the month.

On each day during the roll period, new notional holdings are calculated. The calculations for the old Index Commodities that are leaving the Index and the new Index Commodities are then calculated.

On all days that are not monthly index roll days, the notional holdings of each Index Commodity future remains constant.

The Index is re-weighted on an annual basis on the 6th Index Business Day of each November.

The calculation of the Index is expressed as the weighted average return of the Index Commodities.

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

Performance Summary

This report covers the three months ended September 30, 2008 and 2007, the nine months ended September 30, 2008 and the period from January 3, 2007 (commencement of investment operations) through September 30, 2007 (hereinafter referred to as the “Period Ended September 30, 2007”).

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

The section “Summary of DBLCI-OY Energy TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2008 and 2007 and the Nine Months Ended September 30, 2008 and the Period Ended September 30, 2007” below provides an overview of the changes in the closing levels of DBLCI-OY Energy TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY Energy TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield rolls method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY Energy TR™ and Underlying Index Commodity

Returns for the Three Months Ended September 30, 2008 and 2007 and the Nine Months Ended September 30, 2008

and the Period Ended September 30, 2007

Index	Total returns for indexes in the DBLCI-OY ENERGY TR™
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Period Ended September 30, 2007
Light, Sweet Crude Oil (WTI) Indices	(27.12)%	8.34%	11.40%	18.08%
Heating Oil Indices	(25.59)%	7.40%	21.63%	24.14%
Brent Crude Oil Indices	(27.80)%	7.65%	11.52%	25.84%
RBOB Gasoline Indices	(27.11)%	4.36%	6.38%	27.81%
Natural Gas Indices	(32.32)%	(2.01)%	13.55%	14.44%
TOTAL RETURN	(27.44)%	6.06%	12.81%	23.11%

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

Credit Risk

When the Master Fund enters into futures contracts, the Master Fund will be exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and on most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Master Fund.

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

Because the Master Fund trades futures contracts, its capital is at risk due to changes in the value of futures contracts (market risk) or the inability of counterparties (including exchange clearinghouses) to perform under the terms of the contracts (credit risk).

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

Operating Activities

Net cash flow used for operating activities was $9.2 million and $33.0 million during the Nine Months Ended September 30, 2008 and Period Ended September 30, 2007, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition. During the Nine Months Ended September 30, 2008, $343.6 million was paid to purchase United States Treasury Obligations and $308.9 million was received from sales of maturing contracts. During the Period Ended September 30, 2007, $118.6 million was paid to purchase United States Treasury Obligations and $82.8 million was received from the sales of maturing contracts. Unrealized appreciation on futures decreased by $26.5 million and increased by $3.0 million during the Nine Months Ended September 30, 2008 and Period Ended September 30, 2007, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $21.7 million and $35.7 million during the Nine Months Ended September 30, 2008 and the Period Ended September 30, 2007, respectively. This included $147.3 million and $64.1 million from the sale of Limited Shares to Authorized Participants during the Nine Months Ended September 30, 2008 and the Period Ended September 30, 2007, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007, THE NINE MONTHS ENDED

SEPTEMBER 30, 2008 AND FOR THE PERIOD ENDED SEPTEMBER 30, 2007

The Fund was launched on January 3, 2007 at $25.00 per share and listed for trading on the American Stock Exchange (now known as the NYSE Alternext US LLC) on January 5, 2007.

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

COMPARISON OF DBE, DBENAV AND DBENIX FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007, THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD ENDED SEPTEMBER 30, 2007

DBE - For The Three Months Ended September 30, 2008
10%
5%
0%
-5%
-10%
-15%
-20%
-25%
-30%
-35%
-40%
Percentage Change
6/30/2008
9/30/2008
Date
DBE
DBENAV
DBENIX Index

DBE - For The Three Months Ended September 30, 2007
8%
6%
4%
2%
0%
-2%
-4%
-6%
-8%
Percentage Change
6/29/2007
9/28/2007
Date
DBE
DBENAV
DBENIX Index

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below.

DBE - For the Nine Months Ended September 30, 2008
70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
Percentage Change
12/31/2007
9/30/2008
Date
DBE
DBENAV
DBENIX Index

DBE - For the Period Ended September 30, 2007
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Percentage Change
1/5/2007
9/28/2007
Date
DBE
DBENAV
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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A: -“RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT OF FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007, RELATED TO THE COMMODITIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

THE MANAGING OWNER HAS HAD LIMITED EXPERIENCE IN TRADING ACTUAL ACCOUNTS FOR ITSELF OR FOR CLIENTS. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

Fund Limited Share Price Performance

For the Three Months Ended September 30, 2008, the NYSE Alternext US LLC market value of Limited Shares decreased 27.30% from $54.55 per share to $39.66 per share. Limited Shares traded from a high of $56.25 per share (+3.12%) on July 3, 2008 to a low of $36.88 (-32.39%) per share on September 16, 2008.

For the Three Months Ended September 30, 2007, the NYSE Alternext US LLC market value of Limited Shares increased 5.89% from $28.87 per share to $30.57 per share. Limited Shares traded from a low of $27.13 (-6.03%) per share on August 22, 2007, to a high of $30.87 per share (+6.93%) on September 27, 2007.

Fund Limited Share Net Asset Performance

For the Three Months Ended September 30, 2008, the net asset value of each Limited Share decreased 27.38% from $54.38 per share to $39.49 per share. Falling futures contract prices for light, sweet crude oil, heating oil, brent crude oil

RBOB gasoline and natural gas during the Three Months Ended September 30, 2008 contributed to an overall 27.44% decrease in the level of the DBLCI-OY Energy TR™.

Net loss for the Three Months Ended September 30, 2008 was $47.1 million, resulting from $0.6 million of interest income, realized and unrealized losses of $47.4 million, and operating expenses of $0.3 million.

For the Three Months Ended September 30, 2007, the net asset value of each Limited Share increased 5.73% from $28.81 per share to $30.46 per share. Strong appreciation in the futures contract prices of light, sweet crude oil, brent crude oil, heating oil, and RBOB gasoline during the Three Months Ended September 30, 2007 more than offset falling futures contract prices for natural gas during that same period, contributing to an overall 6.06% increase in the level of the DBLCI-OY Energy TR™.

Net income for the Three Months Ended September 30, 2007 was $2.7 million, resulting from $0.5 million of interest income, realized and unrealized gains of $2.3 million and operating expenses of $0.1 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE PERIOD ENDED SEPTEMBER 30, 2007

Fund Limited Share Price Performance

For the Nine Months Ended September 30, 2008, the NYSE Alternext US LLC market value of Limited Shares increased 12.35% from $35.30 per share to $39.66 per share. Limited Shares traded from a low of $33.07 (-6.32%) per share on January 23, 2008 to a high of $56.25 per share (+59.35%) on July 3, 2008.

For the Period Ended September 30, 2007, the NYSE Alternext US LLC market value of Limited Shares increased 22.28% from $25.00 per share to $30.57 per share. Limited Shares traded from a low of $22.49 (-10.04%) per share on January 18, 2007 to a high of $30.87 per share (+23.48%) on September 30, 2007.

Fund Limited Share Net Asset Performance

For the Nine Months Ended September 30, 2008, the net asset value of each Limited Share increased 12.28% from $35.17 per share to $39.49 per share. Strong appreciation in the futures contract prices of light, sweet crude oil, brent crude oil, heating oil, natural gas and RBOB gasoline during the Nine Months Ended September 30, 2008 contributed to an overall 12.81% increase in the level of the DBLCI-OY Energy TR™.

Net income for the Nine Months Ended September 30, 2008 was $0.1 million, resulting from $1.4 million of interest income, realized and unrealized losses of $0.7 million and operating expenses of $0.6 million.

For the Period Ended September 30, 2007, the net asset value of each Limited Share increased 21.84% from $25.00 per share to $30.46 per share. Strong appreciation in the futures contract prices of light, sweet crude oil, brent crude oil, heating oil, natural gas and RBOB gasoline during the Period Ended September 30, 2007 contributed to an overall 23.11% increase in the level of the DBLCI-OY Energy TR™.

Net income for the Period Ended September 30, 2007 was $6.9 million, resulting from $1.1 million of interest income, realized and unrealized gains of $6.0 million and operating expenses of $0.2 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of September 30, 2008. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Light, Sweet Crude Oil	June 2009	812,058	1.14%	6
Heating Oil	May 2009	753,599	1.06%	7
Brent Crude Oil	August 2009	780,633	1.10%	8
RBOB Gasoline	October 2008	864,188	1.22%	8
Natural Gas	April 2009	461,539	0.65%	12
Aggregate/Total		3,072,089	4.32%	12

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Light, Sweet Crude Oil	May 2008	471,746	0.96%	7
Heating Oil	June 2008	442,655	0.90%	6
Brent Crude Oil	March 2008	443,027	0.90%	7
RBOB Gasoline	November 2008	477,809	0.97%	10
Natural Gas	May 2008	323,373	0.66%	8
Aggregate/Total		1,786,843	0.036%	6

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

The following were the primary trading risk exposures of the Fund as of September 30, 2008 by Index Commodities:

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

    Brent Crude Oil

The price of Brent crude oil is volatile and is affected by numerous factors. The price of Brent crude oil is influenced by many factors, including, but not limited to, amount of output by oil producing nations, worldwide supply/stockpiles, weather, various geopolitical factors that causes supply disruptions (e.g., war, terrorism), global demand (particularly from emerging nations), currency fluctuations, and activities of market participants such as hedgers and speculators.

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

(a)         None.

(b)         The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-14) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of Limited Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on May 15, 2007 (Registration No. 333-142163-15) and on January 15, 2008 (File No. 333-148613-05) with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on July 14, 2008 (Registration No. 333-150501-14) with information with respect to the use of proceeds from the sale of Limited Shares being disclosed therein. Accordingly, upon effectiveness, the Registrant’s Registration Statement on Form S-1 (Registration No. 333-150501-14) also acts as Post-Effective Amendment No. 1 to File No. 333-148613-05, Post-Effective Amendment No. 2 to File No. 333-142163-15 and acts as Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 File No. 333-135422-14, which also contained this information. Trading on the American Stock Exchange (now known as the NYSE Alternext US LLC) commenced on January 5, 2007.

The proceeds from the sale of the Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Three Months Ended September 30, 2008, 0.6 million Limited Shares were created for $30.4 million and 2.6 million Limited Shares were redeemed for $118.8 million. On September 30, 2008, 1.8 million Limited Shares of the Fund were outstanding for a market capitalization of $71.4 million.

(c)         The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2008 and 2007.

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2008	2,600,000	$45.70
Three Months Ended September 30, 2007	400,000	$29.23

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Energy Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Kevin Rich
		Name:	Kevin Rich
		Title:	Managing Director and Chief Executive
Officer

Dated: November 7, 2008	By:	/s/ Michael Gilligan
		Name:	Michael Gilligan
		Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1