Form 10-Q
period 2014-03-31
PowerShares DB Energy Fund; PowerShares DB Multi-Sector Commodity Trust
filed 2014-05-09
CIK 1383062, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of outstanding Shares as of March 31, 2014: 10,000,000 Shares.

POWERSHARES DB ENERGY FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2014

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Energy Fund

Unaudited Statements of Financial Condition

March 31, 2014 and December 31, 2013

	March 31, 2014	December 31, 2013
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $307,980,216 and $282,977,856 respectively)	$307,990,378	$282,986,507
Cash held by commodity broker	6,155,065	3,113,981
Net unrealized appreciation (depreciation) on commodity futures contracts	9,780,090	13,354,799

Equity in broker trading accounts	323,925,533	299,455,287

Total assets	$323,925,533	$299,455,287

Liabilities
Payable for securities purchased	$30,996,865	$30,994,907
Management fee payable	174,809	171,407
Brokerage fee payable	3,079	5,372

Total liabilities	31,174,753	31,171,686

Commitments and Contingencies (Note 8)

Equity
Shareholders’ equity—General Shares	1,171	1,166
Shareholders’ equity—Shares	292,749,609	268,282,435

Total shareholders’ equity	292,750,780	268,283,601

Total liabilities and equity	$323,925,533	$299,455,287

General Shares outstanding	40	40
Shares outstanding	10,000,000	9,200,000
Net asset value per share
General Shares	$29.27	$29.16
Shares	$29.27	$29.16

See accompanying notes to unaudited financial statements

PowerShares DB Energy Fund

Unaudited Schedule of Investments

March 31, 2014

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.045% due April 3, 2014	10.59%	$31,000,000	$31,000,000
U.S. Treasury Bills, 0.055% due April 10, 2014	3.76	10,999,956	11,000,000
U.S. Treasury Bills, 0.060% due April 17, 2014	2.05	5,999,940	6,000,000
U.S. Treasury Bills, 0.045% due April 24, 2014	17.08	49,999,150	50,000,000
U.S. Treasury Bills, 0.050% due May 8, 2014	11.95	34,999,055	35,000,000
U.S. Treasury Bills, 0.095% due May 15, 2014	6.49	18,999,601	19,000,000
U.S. Treasury Bills, 0.050% due May 22, 2014	0.68	1,999,954	2,000,000
U.S. Treasury Bills, 0.045% due May 29, 2014	1.37	3,999,912	4,000,000
U.S. Treasury Bills, 0.050% due June 5, 2014	8.20	23,999,352	24,000,000
U.S. Treasury Bills, 0.050% due June 12, 2014	25.62	74,997,525	75,000,000
U.S. Treasury Bills, 0.050% due June 19, 2014	0.34	999,962	1,000,000
U.S. Treasury Bills, 0.050% due June 26, 2014	6.49	18,998,575	19,000,000
U.S. Treasury Bills, 0.045% due July 3, 2014	10.59	30,997,396	31,000,000

Total United States Treasury Obligations (cost $307,980,216)	105.21%	$307,990,378

A portion of the above United States Treasury Obligations are held as margin against open futures contracts, as described in Note 4(e).

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Market Value
Commodity Futures Contracts
ICE-UK Brent Crude (639 contracts, settlement date November 13, 2014)	0.04%	$121,360	$67,031,100
NYMEX Natural Gas (768 contracts, settlement date September 26, 2014)	1.17	3,435,610	34,053,120
NYMEX NY Harbor ULSD (539 contracts, settlement date April 30, 2014)	(0.25)	(722,152)	66,324,812
NYMEX RBOB Gasoline (616 contracts, settlement date November 28, 2014)	0.90	2,624,882	67,137,840
NYMEX WTI Crude (689 contracts, settlement date June 20, 2014)	1.48	4,320,390	68,831,100

Total Commodity Futures Contracts	3.34%	$9,780,090	$303,377,972

See accompanying notes to unaudited financial statements

PowerShares DB Energy Fund

Unaudited Schedule of Investments

December 31, 2013

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.030% due January 2, 2014	11.55%	$31,000,000	$31,000,000
U.S. Treasury Bills, 0.025% due January 9, 2014	4.10	10,999,978	11,000,000
U.S. Treasury Bills, 0.010% due January 16, 2014	2.24	5,999,982	6,000,000
U.S. Treasury Bills, 0.005% due January 23, 2014	18.64	49,999,650	50,000,000
U.S. Treasury Bills, 0.005% due January 30, 2014	2.24	5,999,940	6,000,000
U.S. Treasury Bills, 0.050% due February 6, 2014	15.28	40,999,631	41,000,000
U.S. Treasury Bills, 0.075% due February 13, 2014	7.08	18,999,829	19,000,000
U.S. Treasury Bills, 0.080% due February 27, 2014	3.73	9,999,690	10,000,000
U.S. Treasury Bills, 0.075% due March 6, 2014	4.47	11,999,004	12,000,000
U.S. Treasury Bills, 0.070% due March 13, 2014	17.15	45,996,872	46,000,000
U.S. Treasury Bills, 0.065% due March 20, 2014	0.37	999,882	1,000,000
U.S. Treasury Bills, 0.070% due March 27, 2014	7.08	18,997,226	19,000,000
U.S. Treasury Bills, 0.065% due April 3, 2014	11.55	30,994,823	31,000,000

Total United States Treasury Obligations (cost $282,977,856)	105.48%	$282,986,507

A portion of the above United States Treasury Obligations are held as margin against open futures contracts, as described in Note 4(e).

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Market Value
Commodity Futures Contracts
ICE-UK Brent Crude (568 contracts, settlement date March 14, 2014)	1.60%	$4,300,830	$62,633,360
NYMEX Natural Gas (706 contracts, settlement date September 26, 2014)	0.71	1,910,740	29,383,720
NYMEX NY Harbor ULSD (491 contracts, settlement date March 31, 2014)	0.67	1,779,124	62,763,057
NYMEX RBOB Gasoline (568 contracts, settlement date November 28, 2014)	1.07	2,861,095	61,956,418
NYMEX WTI Crude (633 contracts, settlement date June 20, 2014)	0.93	2,503,010	61,052,850

Total Commodity Futures Contracts	4.98%	$13,354,799	$277,789,405

See accompanying notes to unaudited financial statements

PowerShares DB Energy Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended March 31, 2014 and 2013

	Three Months Ended
	March 31, 2014	March 31, 2013
Income
Interest Income	$33,683	$32,318

Expenses
Management Fee	479,780	313,896
Brokerage Commissions and Fees	10,191	18,555

Total expenses	489,971	332,451

Net investment income (loss)	(456,288)	(300,133)

Realized and Net Change in Unrealized Gain (Loss) on U.S. Treasury Obligations and Futures Contracts
Realized Gain (Loss) on
United States Treasury Obligations	413	94
Futures	4,388,490	521,898

Net realized gain (loss)	4,388,903	521,992

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	1,511	1,549
Futures	(3,574,709)	6,432,311

Net change in unrealized gain (loss)	(3,573,198)	6,433,860

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	815,705	6,955,852

Net Income (Loss)	$359,417	$6,655,719

See accompanying notes to unaudited financial statements

PowerShares DB Energy Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2014

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 01, 2014	40	$1,166	9,200,000	$268,282,435	$268,283,601

Sale of Shares			1,600,000	46,877,968	46,877,968
Redemption of Shares			(800,000)	(22,770,206)	(22,770,206)

Net Increase (Decrease) due to Share Transactions			800,000	24,107,762	24,107,762

Net Income (Loss)
Net investment income (loss)		(6)		(456,282)	(456,288)
Net realized gain (loss) on United States Treasury Obligations and Futures		61		4,388,842	4,388,903
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		(50)		(3,573,148)	(3,573,198)

Net Income (Loss)		5		359,412	359,417

Net Change in Net Assets		5	800,000	24,467,174	24,467,179

Balance at March 31, 2014	40	$1,171	10,000,000	$292,749,609	$292,750,780

See accompanying notes to unaudited financial statements

PowerShares DB Energy Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2013

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 01, 2013	40	$1,120	5,000,000	$139,925,423	$139,926,543

Sale of Shares			3,000,000	86,421,496	86,421,496
Redemption of Shares			(200,000)	(5,750,762)	(5,750,762)

Net Increase (Decrease) due to Share Transactions			2,800,000	80,670,734	80,670,734

Net Income (Loss)
Net investment income (loss)		(3)		(300,130)	(300,133)
Net realized gain (loss) on United States Treasury Obligations and Futures		4		521,988	521,992
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		44		6,433,816	6,433,860

Net Income (Loss)		45		6,655,674	6,655,719

Net Change in Net Assets		45	2,800,000	87,326,408	87,326,453

Balance at March 31, 2013	40	$1,165	7,800,000	$227,251,831	$227,252,996

See accompanying notes to unaudited financial statements

PowerShares DB Energy Fund

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2014 and 2013

	Three Months Ended
	March 31, 2014	March 31, 2013
Cash flow from operating activities:
Net Income (Loss)	$359,417	$6,655,719
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(276,965,934)	(215,954,916)
Proceeds from securities sold and matured	251,999,628	113,899,931
Net accretion of discount on United States Treasury Obligations	(33,683)	(32,505)
Net realized (gain) loss on United States Treasury Obligations	(413)	(94)
Net change in unrealized (gain) loss on United States Treasury Obligations and Futures	3,573,198	(6,433,860)
Change in operating receivables and liabilities:
Management fee payable	3,402	41,699
Brokerage fee payable	(2,293)	1,157

Net cash provided by (used for) operating activities	(21,066,678)	(101,822,869)

Cash flows from financing activities:
Proceeds from sale of Shares	46,877,968	86,421,496
Redemption of Shares	(22,770,206)	(5,750,762)

Net cash provided by (used for) financing activities	24,107,762	80,670,734

Net change in cash held by broker	3,041,084	(21,152,135)
Cash held by broker at beginning of period	3,113,981	22,027,189

Cash held by broker at end of period	$6,155,065	$875,054

See accompanying notes to unaudited financial statements

PowerShares DB Energy Fund

Notes to Unaudited Financial Statements

March 31, 2014

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

This Report covers the three months ended March 31, 2014 and 2013 (hereinafter referred to as the “Three Months Ended March 31, 2014” and the “Three Months Ended March 31, 2013”, respectively).

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on March 4, 2014.

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

The Commodity Futures Trading Commission (the “CFTC”) and/or commodity exchanges, as applicable, impose position limits on market participants trading in certain commodities futures contracts included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity.

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

The Fund also holds United States Treasury Obligations for deposit with the Fund’s commodity broker as margin. The Fund does not borrow money to increase leverage. As of March 31, 2014 and December 31, 2013, the Fund had $323,925,533 (or 100%) and $299,455,287 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this,

PowerShares DB Energy Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2014

$9,906,985 (or 3.1%) and $9,318,925 (or 3.1%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of March 31, 2014 and December 31, 2013, respectively. For additional information, please see the unaudited Schedule of Investments as of March 31, 2014 and the audited Schedule of Investments as of December 31, 2013 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves as the Fund’s commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. During the Three Months Ended March 31, 2014 and 2013, the Fund incurred Management Fees of $479,780 and $313,896, respectively. As of March 31, 2014 and December 31, 2013, Management Fees payable to the Managing Owner were $174,809 and $171,407, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s futures clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended March 31, 2014 and 2013, the Fund incurred brokerage fees of $10,191 and $18,555, respectively. As of March 31, 2014 and December 31, 2013, brokerage fees payable were $3,079 and $5,372, respectively.

The Administrator, Custodian and Transfer Agent

The Bank of New York Mellon (the “Administrator”) has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details, and trading and related documents received from the Commodity Broker and other unaffiliated futures commission merchants. As of March 31, 2014 and December 31, 2013, there were no Fund assets held by the Administrator.

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

PowerShares DB Energy Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2014

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

In June 2013, the FASB issued updated guidance clarifying the characteristics of an investment company and requiring new disclosures. Under the guidance, all entities regulated under the Investment Company Act of 1940 automatically qualify as investment companies, while all other entities need to consider both the fundamental and typical characteristics of an investment company in determining whether they qualify as investment companies. This new guidance is effective for interim or annual reporting periods that begin after December 15, 2013, and should be applied prospectively. The Fund adopted this guidance effective January 1, 2014. The Fund has determined that it meets the definition of an investment company and has prepared the unaudited financial statements in conformity with generally accepted accounting principles in the United States of America for investment companies. The adoption of this guidance had no effect on the Fund’s unaudited statements of financial condition, including the schedule of investments, and the related unaudited statements of income and expenses, changes in shareholders’ equity and of cash flows.

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

PowerShares DB Energy Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2014

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

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2014	December 31, 2013
United States Treasury Obligations (Level 1)	$307,990,378	$282,986,507
Commodity Futures Contracts (Level 1)	$9,780,090	$13,354,799

There were no Level 2 or Level 3 holdings as of March 31, 2014 and December 31, 2013.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted in interest income over the life of the United States Treasury Obligations. The Fund purchased $31,000,000 face amount of United States Treasury Obligations which was recorded as a payable as of March 31, 2014. As a result, a payable for securities purchased is reported for $30,996,865.The Fund purchased $31,000,000 face amount of United States Treasury Obligations which was recorded as a payable as of December 31, 2013. As a result, a payable for securities purchased is reported for $30,994,907.

(f) Cash Held by Commodity Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2014, the Fund had cash held by the Commodity Broker of $6,155,065. As of December 31, 2013 the Fund had cash held by the Commodity Broker of $3,113,981. There were no cash equivalents held by the Fund as of March 31, 2014 and December 31, 2013.

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

PowerShares DB Energy Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2014

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. Commodity futures contracts are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures contracts for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. For the quarters ended March 31, 2014 and 2013, the average notional market value of futures contracts held was $274.2 million and $175.8 million, respectively.

The Fair Value of Derivative Instruments is as follows:

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Net Unrealized Appreciation / (Depreciation) at March 31, 2014	Net Unrealized Appreciation / (Depreciation) at December 31, 2013
Commodity Futures Contracts	Net Unrealized Appreciation (Depreciation) on Futures Contracts	$9,780,090	$13,354,799

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended March 31, 2014		For the Three Months Ended March 31, 2013
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Commodity Futures Contracts	Net Realized Gain (Loss) on Futures	$4,388,490	—	$521,898	—
	Net Change in Unrealized Gain (Loss) on Futures	—	$(3,574,709)	—	$6,432,311

The Fund utilizes derivative instruments to achieve each Fund’s investment objective. For financial reporting purposes, the Fund offsets financial assets and financial liabilities that are subject to master netting arrangements or similar agreements in the statement of financial condition. The following table presents the gross and net amounts of these assets and liabilities with any offsets to reflect the Funds’ ability to reflect the master netting agreements at March 31, 2014:

				Gross Amounts Not Offset in the Statement of Financial Condition
Assets	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Commodity Futures Contracts	$10,741,269	$(961,179)	$9,780,090	$—	$—	$9,780,090

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

PowerShares DB Energy Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2014

(i) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended March 31, 2014 and 2013.

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

(l) Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses (referred to as extraordinary fees and expenses in the Trust Declaration), if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended March 31, 2014 and 2013, the Fund did not incur such expenses.

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

PowerShares DB Energy Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2014

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

PowerShares DB Energy Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2014

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

No distributions were paid for the Three Months Ended March 31, 2014 or 2013.

(8) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of March 31, 2014, no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

(9) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended March 31, 2014 and 2013. The net investment income and total expense ratios are calculated using average net asset value during the respective period. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

PowerShares DB Energy Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2014

	Three Months Ended
	March 31, 2014	March 31, 2013
Net Asset Value
Net asset value per Share, beginning of period	$29.16	$27.99
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	0.16	1.19
Net investment income (loss)	(0.05)	(0.05)

Net income (loss)	0.11	1.14
Net asset value per Share, end of period	$29.27	$29.13

Market value per Share, beginning of period	$29.15	$27.94

Market value per Share, end of period	$29.27	$29.11

Ratio to average Net Assets*
Net investment income (loss)	(0.71)%	(0.71)%

Total expenses	0.76%	0.79%

Total Return, at net asset value **	0.38%	4.07%

Total Return, at market value **	0.41%	4.19%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on June 4, 1990 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Light Sweet Crude Oil	22.50
Heating Oil	22.50
Brent Crude Oil	22.50
RBOB Gasoline	22.50
Natural Gas	10.00

Closing Level on Base Date:	100.00

The following table reflects the Fund weights of each Index Commodity as of March 31, 2014:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil	22.69
Heating Oil	21.86
Brent Crude Oil	22.10
RBOB Gasoline	22.13
Natural Gas	11.22

Closing Level as of March 31, 2014:	100.00

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

Performance Summary

This Report covers the three months ended March 31, 2014 and 2013 (hereinafter referred to as the “Three Months Ended March 31, 2014” and the “Three Months Ended March 31, 2013”, respectively).

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

The section “Summary of DBIQ-OY Energy TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2014 and the Three Months Ended March 31, 2013” below provides an overview of the changes in the closing levels of the DBIQ-OY Energy TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBIQ-OY Energy TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBIQ-OY Energy TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2014

and the Three Months Ended March 31, 2013

Underlying Index	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Light, Sweet Crude Oil (WTI) Indices	3.59%	4.23%
Heating Oil Indices	(2.60)%	0.02%
Brent Crude Oil Indices	(1.44)%	1.58%
RBOB Gasoline Indices	(0.07)%	7.06%
Natural Gas Indices	6.55%	13.74%

AGGREGATE RETURN	0.56%	4.18%

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $ (21.1) million and $(101.8) million for the Three Months Ended March 31, 2014 and 2013, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2014, $277.0 million was paid to purchase United States Treasury Obligations and $252.0 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2013, $216.0 million was paid to purchase United States Treasury Obligations and $113.9 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $3.6 million and increased by $6.4 million during the Three Months Ended March 31, 2014 and 2013, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $24.1 million and $80.7 million during the Three Months Ended March 31, 2014 and 2013, respectively. This included $46.9 million and $86.4 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2014 and 2013, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED March 31, 2014 AND 2013

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

March 31, 2014 AND 2013

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below.

Additional Legends

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Energy Index Excess Return™ (the “DBIQ-OY Energy ER™”, or the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is intended to reflect the change in market value of the energy sector. The commodities comprising the Index are light sweet crude oil, heating oil, brent crude oil, RBOB gasoline and natural gas (each an “Index Commodity”, and collectively, the “Index Commodities”). The Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and non-U.S. markets

DBIQ Optimum Yield Energy Index Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A. “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013, RELATED TO THE COMMODITIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE THREE MONTHS ENDED March 31, 2014 COMPARED TO THE THREE MONTHS ENDED March 31, 2013

Fund Share Price Performance

For the Three Months Ended March 31, 2014, the NYSE Arca market value of each Share increased 0.41% from $29.15 per Share to $29.27 per Share. The Share price low and high for the Three Months Ended March 31, 2014 and related change from the Share price on December 31, 2013 was as follows: Shares traded from a low of $27.75 per Share (-4.80%) on January 13, 2014, to a high of $29.95 per Share (+2.74%) on March 3, 2014.

For the Three Months Ended March 31, 2013, the NYSE Arca market value of each Share increased 4.19% from $27.94 per Share to $29.11 per Share. The Share price low and high for the Three Months Ended March 31, 2013 and related change from the Share price on December 31, 2012 was as follows: Shares traded from a low of $27.87 per Share (-0.25%) on March 4, 2013 to a high of $29.91 per Share (+7.05%) on February 13, 2013 and February 14, 2013

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2014, the net asset value of each Share increased 0.38% from $29.16 per Share to $29.27 per Share. Increases in the futures contract prices for light sweet crude oil and natural gas futures were partially offset by declining prices in heating oil, Brent crude oil and RBOB gasoline during the Three Months Ended March 31, 2014 resulting in an overall 0.56% increase in the level of the DBIQ-OY Energy TR™.

Net income for the Three Months Ended March 31, 2014 was $0.4 million, resulting from $0.03 million of interest income, net realized gain of $4.4 million, net change in unrealized loss of $3.5 million, and operating expenses of $0.5 million.

For the Three Months Ended March 31, 2013, the net asset value of each Share increased 4.07% from $27.99 per Share to $29.13 per Share. Increases in the futures contract prices for light sweet crude oil, heating oil, Brent crude oil, RBOB gasoline, and natural gas during the Three Months Ended March 31, 2013 contributed to an overall 4.18% increase in the level of the DBIQ-OY Energy TR™.

Net income for the Three Months Ended March 31, 2013 was $6.7 million, resulting from $0.03 million of interest income, net realized gain of $0.5 million, net change in unrealized gain of $6.5 million, and operating expenses of $0.3 million.

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

Value at Risk, or VaR, is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR or by the Fund’s attempts to manage its market risk.

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

Value at Risk, or VaR, is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR or by the Fund’s attempts to manage its market risk.

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2014.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Energy Fund	$323,925,533	0.84%	$5,698,639	3

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2013.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Energy Fund	$299,455,287	0.83%	$5,146,209	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

NON-TRADING RISK

The Fund has non-trading market risk as a result of investing in short-term United States Treasury Obligations. As such, the market risk represented by these investments is expected to be immaterial.

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

The following were the primary trading risk exposures of the Fund as of March 31, 2014 by Index Commodity:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013, filed March 4, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2014:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2014 to January 31, 2014	400,000	$28.13
February 1, 2014 to February 28, 2014	400,000	$28.79
March 1, 2014 to March 31, 2014	—	$—

Total:	800,000	$28.46

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Disclosures Under Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”)

Deutsche Bank AG, an affiliate of ours, has provided us the disclosure set forth below describing the ITRA-relevant activities of it and its affiliates for the quarter ended March 31, 2014. All references in this quoted disclosure to “we,” “us” and “our” are to Deutsche Bank AG and its affiliates. None of the disclosed activities or transactions were conducted by the Registrant.

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

Legacy Financing Arrangements. Despite having ceased entering into new business in or with Iran in 2007, we continue to be engaged as lender, sponsoring bank and/or facility agent or arranger in several long-term financing agreements relating to the construction or acquisition of plant or equipment for the petroleum and petrochemical industries, under which Iranian entities were the direct or indirect borrowers. Before 2007, as part of banking consortia, we entered into a number of financing arrangements, six of which remained outstanding as of March 31, 2014, with the National Iranian Oil Company

(NIOC), the National Petrochemical Company (NPC), Bank Melli Iran and their respective group entities as borrowers. The latest final maturity under these loan facilities is in 2019. These loan facilities were guaranteed by national export credit agencies representing two European governments and one Asian national government. In principle, the obligations of the borrowers under these loan facilities are secured by assignments of receivables from oil and oil products exported by NIOC, NPC and/or their trading subsidiaries to buyers, mostly in Asia. These delivery obligations, however, were waived for the period covered by this report, due to the current sanctions environment. For some of these arrangements, we act as escrow agent, holding escrow accounts for the Iranian borrowers mentioned above, into which receivables are, in principle, paid by the buyers of the oil and oil products. During the period covered by this report, no such receivables were paid to the said escrow accounts. Such accounts are pledged in favor of the relevant banking consortium. We have no involvement in the contractual arrangements related to, or in the physical settlement of, the oil and oil product exports mentioned above. The Iranian entities in whose names the escrow accounts are held are not permitted to draw on these accounts, either because they are sanctioned parties or, where this is not the case, due to our business decision to not allow access to the accounts in light of the overall sanctions environment.

During the first quarter of 2014, approximately € 1.0 million was paid into the escrow account. We, in our role as agent, distributed to the participants in the banking consortia € 1.0 million including portions attributable to us totaling approximately € 0.25 million.

We generated revenues in the first quarter of 2014 of approximately € 0.7 million in respect of these financing arrangements, of which approximately € 0.6 million consisted of escrow account revenues, € 40,000 consisted of loan interest revenues and € 10,000 consisted of fee revenues. The net profits were less than these amounts.

As of March 31, 2014, we have an undrawn commitment of approximately € 1.3 million under one of the financing agreements referred to above. Due to the export credit agency coverage, this remainder cannot be cancelled without German government approval, for which we have applied but have not yet received. We do not intend to make further disbursements upon this undrawn commitment.

A wholly owned subsidiary of ours, BHF-BANK AG, which we acquired as part of the acquisition of the Sal. Oppenheim Group in March 2010 and which we have sold effective March 26, 2014, was a lender participant in a number of similar arrangements, the borrowers of which were Bank Saderat, Bank Melli, Bank Tejarat and NPC. In that capacity, it received approximately € 200 fees in the first quarter of 2014, which was paid by us to BHF-BANK in our capacity as agent or arranger. Of the amounts received, BHF-BANK passed on approximately € 100 to participants in such arrangements. In the first quarter of 2014, BHF-BANK’s gross revenues from this business were approximately € 14,000 and its net profits were less than this amount.

Our portion of the remaining loan facilities (not including the part held by BHF-BANK at the time of its sale) amounted to approximately € 33 million as of March 31, 2014. We intend to continue pursuing repayment and fulfilling our administrative role under these agreements, but we do not intend to engage in any new extensions of credit to these or other Iranian entities.

Legacy Contractual Obligations Related to Guarantees and Letters of Credit. Prior to 2007, we provided guarantees to a number of Iranian entities. In almost all of these cases, we issued counter-indemnities in support of guarantees issued by Iranian banks because the Iranian beneficiaries of the guarantees required that they be backed directly by Iranian banks. In 2007, we made a decision to discontinue issuing new guarantees to Iranian or Iran-related beneficiaries. Although the pre-existing guarantees stipulate that they must be either extended or honored if we receive such a demand and we are legally not able to terminate these guarantees, we decided in 2011 to reject any “extend or pay” demands under such guarantees. Even though we exited, where possible, many of these guarantees, guarantees with an aggregate face amount of approximately € 7.8 million are still outstanding as of March 31, 2014. The gross revenues from this business were approximately € 11,000 and the net profit we derived from these activities was less than this amount.

We also have outstanding legacy guarantees in relation to a Syrian bank sanctioned by the U.S. under its non-proliferation program. The aggregate face amount of these legacy guarantees was approximately € 9.0 million, the gross revenues received from non-Syrian parties for these guarantees were approximately € 20,000 and the net profit we derived from these activities was less than this amount. In one case we paid cancellation fees of less than € 400 to the frozen account of the Syrian bank.

We intend to exit these guarantee arrangements as soon as possible.

BHF-BANK, based on similar legacy guarantees issued before 2010, paid commissions and charges of approximately € 32,000 to accounts of relevant Iranian banks frozen under applicable EU law. BHF-BANK received approximately € 35,000 in fees from the non-Iranian parties for which the guarantees were issued and their net profits were less than this amount. The aggregate face amount of these legacy guarantees was approximately € 19 million at the time of the BHF-BANK sale.

BHF-BANK also has outstanding legacy guarantees in relation to a Syrian bank sanctioned by the U.S. under its non-proliferation program. The aggregate face amount of these legacy guarantees was less than € 0.4 million, the gross revenues received from non-Syrian parties for these guarantees were less than € 1,500 and the net profit derived from these activities was less than this amount.

Payments Received. We received less than 15 payments adding up to approximately € 3 million in favor of non-Iranian clients in Germany and the Netherlands, which payments stemmed ultimately from relevant Iranian entities. Revenues for these incoming payments were less than € 3,000. These figures include relevant payments in favor of clients of our subsidiary Postbank. We expect that we will also have to execute such transactions in the future.

Operations of Iranian Bank Branches and Subsidiaries in Germany and/or France. Several Iranian banks, including Bank Melli Iran, Bank Saderat, Bank Tejarat and Europäisch-Iranische Handelsbank, have branches or offices in Germany and/or France, even though their funds and other economic resources are frozen under European law. As part of the payment clearing system in Germany and other European countries, when these branches or offices need to make payments in Germany or Europe to cover their day-to-day operations such as rent, taxes, insurance premia and salaries for their remaining staff, or for any other kind of banking-related operations necessary to wind down their legacy trade business, the German Bundesbank and French banks accept fund transfers from these Iranian banks and disburse them to the applicable (mainly German) payees, some of whom hold accounts with us. In the first quarter of 2014, we received approximately € 1 million in such disbursements in approximately 200 transactions via the German Bundesbank and French banks in respect of payments from the above-mentioned Iranian banks, and the gross revenues derived from these payments were less than € 1,000. Relevant transactions of our subsidiary Postbank are included in these figures. We expect that we will also have to execute such transactions in the future.

Based on discussions initiated by the German Bundesbank, BHF-BANK continues to maintain accounts for Bank Sepah’s branch in Frankfurt, Germany. These accounts are frozen under European sanctions law. In the first quarter of 2014, the total volume of outgoing payments from these accounts was approximately € 0.5 million, which payments were made with the involvement of the competent authorities in Germany under applicable law. In the first quarter of 2014, the gross revenues from this activity were approximately € 4,000 and the net profits were less than this amount.

Maintaining of Accounts for Iranian Consulates and Embassies. In the first quarter of 2014, Iranian embassies and consulates in Germany and the Netherlands were holding accounts with us as well as with Postbank. This includes the provision by a subsidiary of Postbank to the Iranian consulate of girocard (debitcard/ATM)-terminals as well as the processing of transactions of cardholders using the terminals; the terminals are used to facilitate the payment of fees for the issuance of visas and other administrative measures by the consulate. The additional purpose of these accounts was the funding of day-to-day operational costs of the embassies and consulates, such as salaries, rent, and electricity. One of the account relationships was between Deutsche Bank Netherlands N.V. and the Agent Bureau of the Embassy of the Islamic Republic of Iran in The Hague (which is responsible for all Iran-U.S. Claims Tribunal activities). The total volume of outgoing payments from these accounts was approximately € 9 million in the first quarter of 2014, which payments were made with the involvement of the competent authorities in the relevant European countries under applicable law. We derived gross revenues of approximately € 12,000 and net profits which were less than this amount from these activities. The relevant European governments have requested that we continue to provide these services in the future to enable the Government of Iran to conduct its diplomatic relations.

Relationships with Corporate Clients. We maintain a business relationship with one corporate client registered in Germany who was sanctioned by the US in the first quarter of 2014 pursuant to Executive Order 13382. We did not terminate this relationship but imposed several restrictive measures to mitigate the relevant risks. The revenues derived from this relationship were less than € 1,000 and the net profits were less than this amount.

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

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Energy Fund – March 31, 2014 (unaudited) and December 31, 2013, (ii) the Unaudited Schedule of Investments of PowerShares DB Energy Fund – March 31, 2014, (iii) the Schedule of Investments of PowerShares DB Energy Fund - December 31, 2013, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB Energy Fund - Three Months Ended March 31, 2014 and 2013, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Energy Fund - Three Months Ended March 31, 2014, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Energy Fund - Three Months Ended March 31, 2013, (vii) the Unaudited Statements of Cash Flows of PowerShares DB Energy Fund - Three Months Ended March 31, 2014 and 2013, and (viii) Notes to Unaudited Financial Statements of PowerShares DB Energy Fund.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Energy Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ MARTIN KREMENSTEIN
Name: Title:	Martin Kremenstein Chief Executive Officer

Dated: May 9, 2014	By:	/S/ MICHAEL GILLIGAN
	Name: Title:	Michael Gilligan Chief Financial Officer