Form 10-K
period 2015-12-31
PowerShares DB Energy Fund; PowerShares DB Multi-Sector Commodity Trust
filed 2016-02-29
CIK 1383062, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $144,816,000

Number of Common Units of Beneficial Interest outstanding as of January 31, 2016: 8,000,000

i

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

As of the date of this Annual Report (the “Report”), each of Deutsche Bank Securities Inc., Merrill Lynch Professional Clearing Corp., Virtu Financial Capital Markets LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, Virtu Financial BD LLC, Knight Capital Americas LLC, Timber Hill LLC, Morgan Stanley & Co. LLC, Jefferies & Company Inc., Nomura Securities International Inc., RBC Capital Markets, LLC, UBS Securities LLC, Cantor Fitzgerald & Co., BNP Paribas Securities Corp., Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P. and Citadel Securities LLC has executed a Participant Agreement.

Fund Investment Overview

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Energy Index Excess Return™ (the DBIQ-OY Energy ER™”, or the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations over the expenses of the Fund. The Index is intended to reflect the change in market value of the energy sector. The commodities comprising the Index are light sweet crude oil, Ultra Low Sulphur Diesel (also commonly known as Heating Oil), brent crude oil, RBOB gasoline and natural gas (each an “Index Commodity”, and collectively, the “Index Commodities”).

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

The Fund holds United States Treasury Obligations for deposit with the Custodian (as defined below) and with the Commodity Broker (as defined below) as margin. The Fund does not borrow money to increase leverage. As of December 31, 2015 and 2014, the Fund had $22,511,677 (or 24.01% of its total assets) and $142,530,081 (or 100.00% of its total assets), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on commodity futures contracts on deposit with its Commodity Broker or its Predecessor Commodity Broker (as defined below), as applicable. Of this, $20,995,800 (or 22.39% of its total assets) and $10,387,713 (or 7.29% of its total assets) was required to be deposited to satisfy maintenance margin required by the Commodity Broker or Predecessor Commodity Broker as applicable for the Fund’s open commodity futures positions as of December 31, 2015 and 2014, respectively. All the remaining cash and United States Treasury Obligations are on deposit with the Custodian (see Note 4). For additional information, please see the Schedules of Investments as of December 31, 2015 and 2014 for details of the Fund’s portfolio holdings.

The Managing Owner pays the Index Sponsor (as defined below) a licensing fee and an index services fee for performing its duties. These fees constitute a portion of the routine operational, administrative and other ordinary expenses which are paid out of the Management Fee and are not charged to or reimbursed by the Fund.

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

Index Commodity	Index Base Weight (%)
Light Sweet Crude Oil	22.50
Ultra Low Sulphur Diesel	22.50
Brent Crude Oil	22.50
RBOB Gasoline	22.50
Natural Gas	10.00

Closing Level on Base Date:	100.00

The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing prices of the Index Commodities.

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of December 31, 2015:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil	21.87
Ultra Low Sulphur Diesel	21.02
Brent Crude Oil	21.81
RBOB Gasoline	23.70
Natural Gas	11.60

Closing Level as of December 31, 2015:	100.00

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

If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Fund may invest in Alternative Futures Contracts if, in the commercially reasonable judgment of the Managing Owner, such Alternative Futures Contracts tend to exhibit trading prices that correlate with an Index Contract. Please see http://www.invescopowershares.com with respect to the most recently available weighted composition of the Fund and the Index on the Base Date.

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

On the first New York business day (the “Verification Date”) of each month, each Index Commodity futures contract will be tested in order to determine whether to continue including it in the Index. If the Index Commodity futures contract requires delivery of the underlying commodity in the next month, known as the Delivery Month, a new Index Commodity futures contract will be selected for inclusion in the Index. For example, if the first New York business day is May 1, 2016, and the Delivery Month of the Index Commodity futures contract currently in such Index is June 2016, a new Index Commodity futures contract with a later Delivery Month will be selected.

For each underlying Index Commodity of the Index, the new Index Commodity futures contract selected will be the Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible Index Commodity futures contract. Eligible Index Commodity futures contracts are any Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the Index Commodity futures contract currently in such Index, and (ii) no later than the 13th month after the Verification Date. For example, if the first New York business day is May 1, 2016 and the Delivery Month of an Index Commodity futures contract currently in the Index is June 2016, the Delivery Month of an eligible new Index Commodity futures contract must be between July 2016 and May 2017. The implied roll yield is then calculated and the futures contract on the Index Commodity with the best possible implied roll yield is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

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

The Trustee

Under the Trust Agreement, Wilmington Trust Company, the trustee of the Trust and the Fund (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust and the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner. The Trustee is compensated by the Managing Owner. Under the Trust Agreement, the Managing Owner, from the assets of the Fund, will indemnify the Trustee for any liability or expense relating to the ongoing operations and termination of the Fund incurred without gross negligence or willful misconduct of the Trustee.

The Managing Owner

The Managing Owner was formed on February 7, 2003. The Managing Owner is an affiliate of Invesco Ltd. The Managing Owner was formed to be the managing owner of investment vehicles such as exchange-traded funds and has been managing non-commodity futures based exchange-traded funds since 2003 and a commodity futures based exchange-traded fund since 2014. The Managing Owner serves as the commodity pool operator, commodity trading advisor and swap firm of the Trust and the Fund. The Managing Owner is registered as a commodity pool operator and commodity trading advisor with the CFTC and is a member of the National Futures Association (the “NFA”). As a registered commodity pool operator and commodity trading advisor, with respect to the Fund, the Managing Owner must comply with various regulatory requirements under the Commodity Exchange Act (the “CEAct”) and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The Managing Owner also is subject to periodic inspections and audits by the CFTC and NFA.

The Managing Owner has served as the managing owner of the Trust and the Fund since the Closing Date on February 23, 2015. The Predecessor Managing Owner served as the managing owner of the Trust and the Fund prior to the Closing Date.

The Managing Owner’s main business offices are located at 3500 Lacey Road, Suite 700, Downers Grove, IL 60515, and its telephone number is (800) 983-0903.

The Fund pays the Managing Owner a management fee monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund (the “Management Fee”). The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services. For the avoidance of doubt, from inception up to and excluding the Closing Date, all Management Fees were payable to the Predecessor Managing Owner. Since the Closing Date, the Managing Owner has served as managing owner of the Fund and all Management Fee accruals since the Closing Date have been paid to the Managing Owner.

Pursuant to the Trust Agreement, the Fund will indemnify the Managing Owner against any losses, judgments, liabilities, expenses and amounts paid in settlement of any claims sustained by it in connection with its activities on behalf of the Fund incurred without gross negligence or willful misconduct.

The Commodity Broker

Effective as of the Closing Date, Morgan Stanley & Co. LLC, a Delaware limited liability company, serves as the Fund’s clearing broker (the “Commodity Broker”). Prior to the Closing Date, Deutsche Bank Securities Inc. (“DBSI”) served as the commodity broker (the “Predecessor Commodity Broker”). For the avoidance of doubt, from inception up to and excluding the Closing Date, all commission payments were paid to the Predecessor Commodity Broker. Since the Closing Date, the Commodity Broker has served as the Fund’s futures clearing broker and all commission payment accruals since the Closing Date have been paid to the Commodity Broker.

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

The Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater. On average, total charges paid to the Commodity Broker were less than $6.00, $10.00 and $10.00 per round-turn trade1 for the Years Ended December 31, 2015, 2014 and 2013, respectively.

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

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers, has an office at 101 Barclay Street, New York, New York 10286. The Bank of New York Mellon is subject to supervision by the New York State Banking Department and the Board of Governors of the Federal Reserve System.

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

1	A round-turn trade is a completed transaction involving both a purchase and a liquidating sale, or a sale followed by a covering purchase.

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

In the aggregate, the Index is composed of five Index Commodities, of which four Index Commodities are subject to speculative position limits imposed by either the CFTC or the rules of the futures exchanges on which the futures contracts for the applicable Index Commodities are traded. The purposes of speculative position limits are to diminish, eliminate or prevent sudden or unreasonable fluctuations or unwarranted changes in the prices of futures contracts. As of the date of this Report, the CFTC and commodity exchange rules impose speculative position limits on market participants trading in four of the five commodities included in the Index (Light Sweet Crude Oil, Heating Oil, RBOB Gasoline and Natural Gas, or the “Affected Index Commodities”). Currently, speculative position limits (i) for corn, oats, wheat, soybean, soybean oil and cotton are determined by the CFTC and (ii) for all other commodities are determined by the futures exchanges. On November 5, 2013, the CFTC proposed for public comment new position limits and an aggregation rule, both of which are currently pending and have not yet been adopted. In addition, the CFTC proposed regulations that would expand certain exemptions from aggregation of accounts of related parties. It remains to be seen whether the CFTC will modify the proposed regulations in response to public comments.

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

Under current regulations, subject to any relevant exemptions, traders, such as the Fund, may not exceed speculative position limits, either individually or in the aggregate with other persons with whom they are under common control or ownership. Under the proposed regulations, the CFTC would require certain persons to aggregate exchange listed futures and economically equivalent swap positions owned or controlled by such persons.

Affected Index Commodity	Exchange (Symbol)[1]	Exchange Position Limits[2]
Light Sweet Crude Oil	NYMEX (CL)	3,000 – Spot Month
10,000 – Single Month
20,000 – All Months Combined

Ultra Low Sulphur Diesel	NYMEX (HO)	1,000 – Spot Month
5,000 – Single Month
7,000 – All Months Combined

Natural Gas	NYMEX (NG)	1,000 – Spot Month
6,000 – Single Month
12,000 – All Months Combined

RBOB Gasoline	NYMEX (RB)	1,000 – Spot Month
5,000 – Single Month
7,000 – All Months Combined

Legend:

[1]	“NYMEX” means the New York Mercantile Exchange, a part of the CME Group, or its successor.
[2]	Subject to the Position Limit, Position Accountability and Reportable Level table in the Interpretations & Special Notices section at the end of Chapter 5 of each exchange’s rulebook.

Because the Fund is currently subject to position limits and may be subject to new and expanded position limits, the Fund’s ability to issue new Baskets, or the Fund’s ability to reinvest income in additional futures contracts corresponding to the Affected Index Commodities, may be impaired or limited to the extent these activities would cause the Fund to exceed its applicable position limits. Limiting the size of the Fund to stay within these position limits may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the net asset value of the Shares. Additionally, the Fund on any given date may not have an effective registration statement with the SEC with sufficient Shares available, which may limit the Fund’s ability to create new Baskets. The inability to create additional Baskets could result in Shares trading at a premium or discount to net asset value of the Shares.

The Fund’s Performance May Not Always Replicate Exactly the Changes in the Level of the Index.

It is possible that the Fund’s performance may not fully replicate the changes in the level of the Index due to disruptions in the markets for the Index Commodities, the imposition of speculative position limits or due to other extraordinary circumstances. As the Fund approaches or reaches position limits with respect to certain Index Contracts, the Fund may commence investing in other Alternative Futures Contracts if, in the commercially reasonable judgment of the Managing Owner, such Alternative Futures Contracts tend to exhibit trading prices that correlate with futures contracts that comprise the Index. In addition, the Fund is not able to replicate exactly the changes in the level of the Index because the total return generated by the Fund is reduced by expenses and transaction costs, including those incurred in connection with the Fund’s trading activities, and increased by interest income from the Fund’s holdings of United States Treasury Obligations. Tracking the Index requires trading of the Fund’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors.

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

The Shares Could Decrease in Value if Unanticipated Operational or Trading Problems Arise.

The mechanisms and procedures governing the creation, redemption and offering of the Shares have been developed specifically for this securities product. Consequently, there may be unanticipated problems or issues with respect to the mechanics of the operations of the Fund and the trading of the Shares that could have a material adverse effect on an investment in the Shares. In addition, although the Fund is not actively managed by traditional methods, to the extent that unanticipated operational or trading problems or issues arise, the Managing Owner’s past experience and qualifications may not be suitable for solving these problems or issues.

As the Managing Owner and its Principals have a Limited History of Operating an Exchange-Traded Fund that Invests in a Broad Range of Commodity Futures Contracts, their Experience May be Relatively Inadequate or Unsuitable to Manage the Fund.

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

Fewer Representative Commodities May Result In Greater Index Volatility.

The Index is concentrated in terms of the number of commodities represented. The Fund is concentrated in five or fewer commodities. You should be aware that other commodities indexes are more diversified in terms of both the number and variety of commodities included. Concentration in fewer commodities may result in a greater degree of volatility in an Index and the net asset value of the Fund which tracks the Index under specific market conditions and over time.

Price Volatility May Possibly Cause the Total Loss of Your Investment.

Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in the Fund.

The following table* reflects various measures of volatility** of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	25.82%
Average rolling 3 month daily volatility	23.85%
Monthly return volatility	25.37%
Average annual volatility	23.68%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1990***	44.85%
1991	31.06%
1992	14.60%
1993	15.25%
1994	18.03%
1995	13.48%
1996	23.89%
1997	18.27%
1998	23.78%
1999	24.44%
2000	28.24%
2001	27.54%
2002	24.64%
2003	26.33%
2004	28.70%
2005	27.50%
2006	22.01%
2007	19.54%
2008	36.57%
2009	31.28%
2010	18.84%
2011	21.12%
2012	16.54%
2013	10.99%
2014	14.99%
2015*	33.33%

*	For the Year Ended December 31, 2015. Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index level.

**	Volatility, for these purposes means the following:

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

***	For the period June 4, 1990 to December 31, 1990.

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

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund is directly subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.75% per annum. Additional charges include brokerage fees of approximately 0.03% per annum in the aggregate and selling commissions. For the avoidance of doubt, selling commissions are not included in the Fund’s breakeven calculation. The Fund is expected to earn interest income at an annual rate of 0.33% per annum, based upon the yield on 3- month U.S. Treasury bills as of January 29, 2016. Because the Fund’s current interest income does not exceed its fees and expenses, the Fund will need to have a positive performance that exceeds the difference between the Fund’s interest income and its fees and expenses in order to break even. If the aggregate of the Fund’s performance and interest income does not exceed the Fund’s fees and expenses described herein, then the expenses of the Fund could, over time, result in losses to your investment therein. You may never achieve profits, significant or otherwise.

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

Trading on Commodity Exchanges Outside the United States is Not Subject to U.S. Regulation.

If speculative position limits with respect to a futures contract underlying the Index Commodities has been reached, a portion of the Fund’s trades may take place on markets or exchanges outside the United States. Trading on commodity exchanges outside the United States is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges, including different or diminished investor protections. In trading contracts denominated in currencies other than U.S. dollars, Shares are subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Investors could incur substantial losses from trading on foreign exchanges which such investors would not have otherwise been subject to had the Fund’s trading been limited to U.S. markets.

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

Under current law, long-term capital gains are taxed to non-corporate investors at reduced U.S. federal income tax rates. This tax treatment may be adversely affected, changed or repealed by future changes in, or the expiration of, tax laws at any time.

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

Regulatory Changes or Actions, Including the Implementation of the Dodd-Frank Act, May Alter the Operations and Profitability of the Fund.

The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. The Dodd-Frank Act regulates markets, market participants and financial instruments that previously have been unregulated and substantially alters the regulation of many other markets, market participants and financial instruments. It is difficult to predict the impact of the Dodd-Frank Act on the Fund, the Managing Owner, and the markets in which the Fund may invest, the net asset value of the Fund or the market price of the Shares. The Dodd-Frank Act and the implementing regulation adopted by regulators could result in the Fund’s investment strategy becoming non-viable or non-economic to implement. Therefore, the Dodd-Frank Act and regulations adopted pursuant to the Dodd-Frank Act could have a material adverse impact on the profit potential of the Fund and in turn the value of your Shares.

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

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2015	$17.53	$14.96
June 30, 2015	$18.23	$15.93
September 30, 2015	$16.85	$12.47
December 31, 2015	$14.46	$10.78

Quarter ended	High	Low
March 31, 2014	$29.95	$27.75
June 30, 2014	$31.16	$28.66
September 30, 2014	$30.75	$26.92
December 31, 2014	$26.73	$17.23

Holders

As of December 31, 2015, the Fund had 88 holders of record of its Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders.

The Fund paid no distributions for the Year Ended December 31, 2015 or for the Year Ended December 31, 2014.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2015, 2014 and 2013:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2015	4,000,000	$15.58
Year Ended December 31, 2014	7,000,000	$25.15
Year Ended December 31, 2013	3,800,000	$28.21

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2015, 2014, 2013, 2012 and 2011 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report.

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Interest Income(a)	$45,510	$95,300	$113,053	$104,535	$118,594
Net investment income (loss)	$(986,570)	$(2,109,949)	$(1,658,443)	$(1,192,430)	$(1,330,682)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(50,201,994)	$(118,512,765)	$8,307,040	$(1,859,956)	$5,330,422
Net Income (Loss)	$(51,188,564)	$(120,622,714)	$6,648,597	$(3,052,386)	$3,999,740
Net Income (Loss) per Share	$(5.98)	$(12.03)	$1.17	$0.37	$0.72
Net increase (decrease) in cash	$(45,018,069)	$44,458,101	$(18,913,208)	$11,416,389	$(7,758,457)

	As of December 31, 2015	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011
Total Assets	$93,760,092	$142,530,081	$299,455,287	$140,016,073	$149,219,440
Shares NAV	$11.15	$17.13	$29.16	$27.99	$27.62
General Shares NAV	$11.15	$17.13	$29.16	$28.00	$27.63

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2015	For the Three Months Ended June 30, 2015	For the Three Months Ended September 30, 2015	For the Three Months Ended December 31, 2015
Interest Income(a)	$8,316	$6,501	$11,816	$18,877
Net investment income (loss)	$(262,814)	$(291,335)	$(230,447)	$(201,974)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$(10,125,673)	$11,945,385	$(31,241,899)	$(20,779,807)
Net Income/(loss)	$(10,388,487)	$11,654,050	$(31,472,346)	$(20,981,781)
Increase/(decrease) in Net Asset Value	$(4,108,905)	$8,773,015	$(22,988,933)	$(28,421,438)
Net Income (loss) per Share	$(1.28)	$1.42	$(3.70)	$(2.42)

	For the Three Months Ended March 31, 2014	For the Three Months Ended June 30, 2014	For the Three Months Ended September 30, 2014	For the Three Months Ended December 31, 2014
Interest Income (loss)(a)	$33,683	$29,104	$22,716	$9,797
Net investment income (loss)	$(456,288)	$(602,646)	$(617,230)	$(433,785)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$815,705	$17,371,984	$(43,632,631)	$(93,067,823)
Net Income/(loss)	$359,417	$16,769,338	$(44,249,861)	$(93,501,608)
Increase/(decrease) in Net Asset Value	$24,467,179	$75,855,469	$(89,253,249)	$(138,914,665)
Net Income (loss) per Share	$0.11	$1.45	$(3.86)	$(9.73)

(a)	Interest Income for the years ended December 31, 2014 and prior include interest expense on overdraft balances. These amounts are included in Interest Expense for the year ended December 31, 2015.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the financial statements and notes included in Item 8 of Part II of this Annual Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), which reflect our current views with respect to future events and financial results. The matters discussed throughout this Form 10-K that are not historical facts are forward-looking statements. These forward-looking statements are based on the registrant’s current expectations, estimates and projections about the registrant’s business and industry and its beliefs and assumptions about future events. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. PowerShares DB Energy Fund’s (the “Fund”) forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, Invesco PowerShares Capital Management LLC (“Invesco”), undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Overview/Introduction

On October 24, 2014, DB Commodity Services LLC, a Delaware limited liability company (“DBCS”), DB U.S. Financial Markets Holding Corporation (“DBUSH”) and Invesco entered into an Asset Purchase Agreement (the “Agreement”). DBCS is a wholly-owned subsidiary of DBUSH. DBCS agreed to transfer and sell to Invesco all of DBCS’ interest in PowerShares DB Energy Fund (the “Fund”), including the sole and exclusive power to direct the business and affairs of the Trust and the Fund, as well as certain other assets of DBCS pertaining to the management of the Trust and the Fund, pursuant to the terms and conditions of the Agreement (the “Transaction”).

The Transaction was consummated on February 23, 2015 (the “Closing Date”). Invesco now serves as the managing owner (the “Managing Owner”), commodity pool operator and commodity trading advisor of the Trust and the Fund, in replacement of DBCS (the “Predecessor Managing Owner”).

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Energy Index Excess Return™ (the DBIQ-OY Energy ER™”, or the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations over the expenses of the Fund. The Index is intended to reflect the change in market value of the energy sector. The Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and non-U.S. markets. The Index Sponsor may subcontract its services from time to time.

The Fund pursues its investment objective by investing in a portfolio of exchange-traded commodity futures contracts that expire in a specific month and trade on a specific exchange (the “Index Contracts”) in the commodities comprising the Index (each an “Index Commodity”, and collectively the “Index Commodities”). The Index Commodities are light sweet crude oil, Ultra Low Sulphur Diesel (also commonly known as Heating Oil), brent crude oil, RBOB gasoline and natural gas. The Index is composed of notional amounts of each of the Index Commodities. The Fund also holds United States Treasury Obligations on deposit with The Bank of New York Mellon (the “Custodian”) and with Morgan Stanley & Co. LLC, the Fund’s commodity broker (the “Commodity Broker”) as margin. After the Closing Date, the aggregate notional value of the commodity futures contracts owned by the Fund is expected to approximate the aggregate net asset value of the Fund, as opposed to the aggregate Index value

As of the date of this Report, each of Deutsche Bank Securities Inc., Merrill Lynch Professional Clearing Corp., Virtu Financial Capital Markets LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, Virtu Financial BD LLC, Knight Capital Americas LLC, Timber Hill LLC, Morgan Stanley & Co. LLC, Jefferies & Company Inc., Nomura Securities International Inc., RBC Capital Markets, LLC, UBS Securities LLC, Cantor Fitzgerald & Co., BNP Paribas Securities Corp., Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P. and Citadel Securities LLC has executed a Participant Agreement.

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

The CFTC and/or commodity exchanges, as applicable, impose position limits on market participants trading in certain commodities included in the Index. As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any

Index Commodity by investing in a specific Index Contract, the Fund may invest in (i) a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in (ii) other futures contracts not based on the particular Index Commodity ((i) and (ii) collectively, the “Alternative Futures Contracts”) if, in the commercially reasonable judgment of the Managing Owner, such Alternative Futures Contracts tend to exhibit trading prices that correlate with such Index Commodity. Please see http://www.invescopowershares.com with respect to the most recently available weighted composition of the Fund and the composition of the Index on the Base Date (as defined below).

Under the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”), Wilmington Trust Company, the trustee of the Trust and the Fund (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust and the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

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

Performance Summary

This Report covers the three months ended December 31, 2015, 2014 and 2013 (herein referred to as the “Three Months Ended December 31, 2015”, the “Three Months Ended December 31, 2014” and the “Three Months Ended December 31, 2013”, respectively), and the years ended December 31, 2015, 2014 and 2013 (herein referred to as the “Year Ended December 31, 2015”, the “Year Ended December 31, 2014” and the “Year Ended December 31, 2013”, respectively).

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

The section “Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2015, 2014 and 2013 and the Years Ended December 31, 2015, 2014 and 2013” below provides an overview of the changes in the closing levels of the DBIQ-OY Energy TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Energy TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2015, 2014 and 2013 and the Years Ended December 31, 2015, 2014 and 2013.

	AGGREGATE RETURNS
Underlying Index	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013
DB Light Sweet Crude Oil Indices	(19.40)%	(40.75)%	0.88%
DB Ultra Low Sulphur Diesel Indices	(24.11)%	(31.92)%	3.78%
DB Brent Crude Oil Indices	(21.36)%	(35.17)%	5.54%
DB RBOB Gasoline Indices	(9.52)%	(34.26)%	1.45%
DB Natural Gas Indices	(9.09)%	(25.61)%	7.48%

AGGREGATE RETURN	(17.65)%	(34.54)%	3.39%

	AGGREGATE RETURNS
Underlying Index	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
DB Light Sweet Crude Oil Indices	(40.84)%	(41.80)%	7.14%
DB Ultra Low Sulphur Diesel Indices	(36.02)%	(37.97)%	2.13%
DB Brent Crude Oil Indices	(41.05)%	(41.93)%	5.50%
DB RBOB Gasoline Indices	(24.13)%	(39.53)%	3.88%
DB Natural Gas Indices	(24.19)%	(29.32)%	4.79%

AGGREGATE RETURN	(34.39)%	(39.16)%	4.83%

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

Net Asset Value

Net asset value means the total assets of the Fund, including, but not limited to, all commodity futures contracts, cash and investments less total liabilities of the Fund, each determined on the basis of U.S. generally accepted accounting principles (“U.S. GAAP”), consistently applied under the accrual method of accounting. In particular, net asset value includes any unrealized appreciation or depreciation on open commodity futures contracts, and any other credit or debit accruing to the Fund but unpaid or not received by the Fund. All open commodity futures contracts will be calculated at their then current market value, which will be based upon the settlement price for that particular commodity futures contract traded on the applicable primary exchange on the date with respect to which net asset value is being determined. Under certain circumstances, including, but not limited to, instances where the settlement price is not available, the Managing Owner may value any asset of the Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. Interest earned on the Fund’s brokerage account is accrued monthly. The amount of any distribution is a liability of the Fund from the day when the distribution is declared until it is paid.

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

The Fund holds a significant portion of its assets in commodity futures contracts and United States Treasury Obligations, both of which are recorded on a trade date basis and at fair value in the financial statements, with changes in fair value reported in the Statements of Income and Expenses.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $(49.5) million, $51.7 million and $(140.6) million for the Years Ended December 31, 2015, 2014 and 2013, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations which are held at fair value on the Statement of Financial Condition.

During the Year Ended December 31, 2015, $507.5 million was paid to purchase United States Treasury Obligations and $557.8 million was received from sales and maturing United States Treasury Obligations. During the Year Ended December 31, 2014, $1,178.9 million was paid to purchase United States Treasury Obligations and $1,291.0 million was received from sales and maturing United States Treasury Obligations. During the Year Ended December 31, 2013, $958.9 million was paid to purchase United States Treasury Obligations and $820.9 million was received from sales and maturing United States Treasury Obligations. Unrealized appreciation/depreciation on United States Treasury Obligations and Commodity Futures Contracts increased (decreased) cash by $(17.9) million, $60.4 million and $(9.3) million during the Years Ended December 31, 2015, 2014 and 2013, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $4.4 million, $(7.2) million and $121.7 million during the Years Ended December 31, 2015, 2014 and 2013, respectively. This included $66.7 million, $168.8 million and $228.9 million from the sale of Shares to Authorized Participants and $(62.3) million, $(176.1) million and $(107.2) million from Shares redeemed by Authorized Participants during the Years Ended December 31, 2015, 2014 and 2013, respectively.

Results of Operations

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013 AND THE THREE MONTHS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

The Index is a set of rules applied to a body of data and does not represent the results of actual investment or trading. The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. Also, because it does not represent actual futures positions, the Index is not subject to, and does not take into account the impact of, speculative position limits or certain other similar limitations on the ability of the Fund to trade the Index Commodities. The “TR” version of the Index includes an assumed amount of interest income based on prevailing rates that is adjusted from time to time. The Fund, by contrast, invests actual money and trades actual futures contracts. As a result, the performance of the Fund involves friction, in that fees and expenses impose a drag on performance. The Fund may be subject to speculative position limits (if applicable) and certain other limitations on its ability to trade the Index Commodities, which may compel the Fund to trade futures or other instruments that are not the Index Commodities as proxies for the Index Commodities. The interest rate actually earned by the Fund over any period may differ from the assumed amount of interest income factored into the “TR” version of the Index over the same period. All of these factors can contribute to discrepancies between changes in net asset value per Share and changes in the level of the Index over any period of time. The extent to which the Fund has invested at an aggregate notional level approximating the Index value as opposed to the Fund’s aggregate net asset value also may contribute to those discrepancies. Fees and expenses always will tend to cause changes in the net asset value per Share to underperform changes in the value of the Index over any given period, all other things being equal. Actual interest income could be higher or lower than the assumed interest income factored into the “TR” version of the Index, and therefore could cause changes in the net asset value per Share to outperform or underperform changes in the value of the “TR” version of the Index over any given period, all other things being equal. Similarly, trading futures or other instruments that are not the Index Commodities as proxies for the Index Commodities could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal.

COMPARISON OF DBE, DBENV AND DBENIX FOR THE YEARS ENDED

DECEMBER 31, 2015, 2014 AND 2013 AND

FOR THE THREE MONTHS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

WHILE THE FUND’S OBJECTIVE IS NOT TO GENERATE PROFIT THROUGH ACTIVE PORTFOLIO MANAGEMENT, BUT IS TO TRACK THE INDEX., BECAUSE THE INDEX WAS ESTABLISHED IN JULY 2006 (RENAMED IN OCTOBER 2010), CERTAIN INFORMATION RELATING TO THE INDEX CLOSING LEVELS MAY BE CONSIDERED TO BE “HYPOTHETICAL.” HYPOTHETICAL INFORMATION MAY HAVE CERTAIN INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW.

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A.—“RISK FACTORS” SET FORTH HEREIN, RELATED TO THE COMMODITIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

THE MANAGING OWNER AND ITS TRADING PRINCIPALS HAVE LIMITED EXPERIENCE MANAGING THE DAY-TO-DAY OPERATIONS FOR THE FUND AND HAVE ONLY MANAGED AN EXCHANGE-TRADED FUND THAT RELATES TO A BROAD-BASED COMMODITY INDEX FOR A SHORT PERIOD. BECAUSE THERE ARE LIMITED ACTUAL PERFORMANCE RESULTS OF THE MANAGING OWNER THAT ARE COMPARABLE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS. FOR THE AVOIDANCE OF DOUBT, NONE OF THE PERFORMANCE RELATED INFORMATION THAT IS COVERED BY THE PERIOD OF THIS REPORT UP TO AND EXCLUDING THE CLOSING DATE CAN BE ATTRIBUTED TO THE MANAGING OWNER.

THE PREDECESSOR MANAGING OWNER, AN INDIRECT WHOLLY OWNED SUBSIDIARY OF DEUTSCHE BANK AG, COMMENCED OPERATIONS IN JANUARY 2006. AS THE PREDECESSOR MANAGING OWNER, THE PREDECESSOR MANAGING OWNER AND ITS TRADING PRINCIPALS MANAGED THE DAY-TO-DAY OPERATIONS FOR THE FUND FROM INCEPTION UP TO AND EXCLUDING THE CLOSING DATE. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS. IN RESPECT OF ANY PERIOD, FOR THE AVOIDANCE OF DOUBT, NONE OF THE PERFORMANCE RELATED INFORMATION THAT IS COVERED BY THE PERIOD OF THIS REPORT ON AND AFTER THE CLOSING DATE CAN BE ATTRIBUTED TO THE PREDECESSOR MANAGING OWNER.

THE FUND’S PERFORMANCE INFORMATION FROM INCEPTION UP TO AND EXCLUDING THE CLOSING DATE IS A REFLECTION OF THE PERFORMANCE ASSOCIATED WITH THE PREDECESSOR MANAGING OWNER THE MANAGING OWNER HAS SERVED AS MANAGING OWNER OF THE FUND SINCE THE CLOSING DATE, AND THE FUND’S PERFORMANCE INFORMATION SINCE THE CLOSING DATE IS A REFLECTION OF THE PERFORMANCE ASSOCIATED WITH THE MANAGING OWNER. PAST PERFORMANCE OF THE FUND IS NOT NECESSARILY INDICATIVE OF FUTURE PERFORMANCE.

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Fund Share Price Performance

For the Year Ended December 31, 2015, the NYSE Arca market value of each Share decreased 35.77% from $17.39 per Share to $11.17 per Share. The Share price high and low for the Year Ended December 31, 2015 and related change from the Share price on December 31, 2014 was as follows: Shares traded from a high of $18.23 per Share (+4.83%) on May 5, 2015 to a low of $10.78 per Share (-37.99%) on December 22, 2015. No distributions were paid to Shareholders during the Year Ended December 31, 2015. Therefore, the total return for the Fund, on a market value basis was -35.77%.

For the Year Ended December 31, 2014, the NYSE Arca market value of each Share decreased 40.07% from $29.15 per Share to $17.47 per Share. The Share price high and low for the Year Ended December 31, 2014 and related change from the Share price from December 31, 2013 was as follows: Shares traded from a high of $31.16 per Share (+6.90%) on June 20, 2014 to a low of $17.23 per Share (-40.89%) on December 30, 2014. No distributions were paid to Shareholders during the Year Ended December 31, 2014. Therefore, the total return for the Fund, on a market value basis was -40.07%.

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

Fund Share Net Asset Performance

For the Year Ended December 31, 2015, the net asset value of each Share decreased 34.91% from $17.13 per Share to $11.15 per Share. Falling prices in the Commodity Futures Contract prices for light sweet crude oil, Ultra Low Sulphur Diesel, Brent crude oil, RBOB gasoline futures, and natural gas during the Year Ended December 31, 2015 contributed to an overall 34.39% decrease in the level of the DBIQ-OY Energy TR™. No distributions to Shareholders during the Year Ended December 31, 2015. Therefore, the total return for the Fund on a net asset value basis was -34.91%.

Net income (loss) for the Year Ended December 31, 2015 was $(51.2) million, primarily resulting from net realized gain (loss) of $(68.1) million, net change in unrealized gains (loss) of $17.9 million and operating expenses of $1.0 million.

For the Year Ended December 31, 2014, the net asset value of each Share decreased 41.26% from $29.16 per Share to $17.13 per Share. Decreases in the commodity futures contract prices for light sweet crude oil, Ultra Low Sulphur Diesel, Brent crude oil, RBOB gasoline futures, and natural gas during the Year Ended December 31, 2014, contributed to an overall 39.16% decrease in the level of the DBIQ-OY Energy TR™. The Fund did not make a distribution to Shareholders during the Year Ended December 31, 2014. Therefore, the total return for the Fund on a net asset value basis was -41.26%.

Net income (loss) for the Year Ended December 31, 2014 was $(120.6) million, primarily resulting from net realized gain (loss) of $(58.1) million, net change in unrealized gain (loss) of $(60.4) million, operating expenses of $2.2 million and $0.1 million of interest income.

For the Year Ended December 31, 2013, the net asset value of each Share increased 4.18% from $27.99 per Share to $29.16 per Share. Increases in the commodity futures contract prices for light sweet crude oil, Ultra Low Sulphur Diesel, Brent crude oil, RBOB gasoline futures, and natural gas during the Year Ended December 31, 2013 contributed to an overall 4.83% increase in the level of the DBIQ-OY Energy TR™. The Fund did not make a distribution to Shareholders during the Year Ended December 31, 2013. Therefore, the total return for the Fund on a net asset value basis was +4.18%.

Net income (loss) for the Year Ended December 31, 2013 was $6.6 million, primarily resulting from net realized gain (loss) of $(1.0) million, net change in unrealized gain (loss) of $9.3 million, operating expenses of $1.8 million and $0.1 million of interest income.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2015, 2014 AND 2013

Fund Share Price Performance

For the Three Months Ended December 31, 2015, the NYSE Arca market value of each Share decreased 18.05 % from $13.63 per Share to $11.17 per Share. The Share price high and low for the Three Months Ended December 31, 2015 and related change from the Share price on September 30, 2015 was as follows: Shares traded from a high of $14.46 per Share (+6.09%) on October 8, 2015 to a low of $10.78 per Share (-20.91%) on December 22, 2015. No distributions were paid to Shareholders during the Three Months Ended December 31, 2015. Therefore, the total return for the Fund, on a market value basis was -18.05%.

For the Three Months Ended December 31, 2014, the NYSE Arca market value of each Share decreased 35.10% from $26.92 per Share to $17.47 per Share. The Share price low and high for the Three Months Ended December 31, 2014 and related change from the Share price on September 30, 2014 was as follows: Shares traded from a low of $17.23 per Share (-36.00%) on December 30, 2014 to a high of $26.73 per Share (-0.71%) on October 1, 2014. No distributions were paid to Shareholders during the Three Months Ended December 31, 2014. Therefore, the total return for the Fund, on a market value basis was -35.10%.

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

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2015, the net asset value of each Share decreased 17.83% from $13.57 per Share to $11.15 per Share. Decreases in the commodity futures contract prices for light sweet crude oil, Ultra Low Sulphur Diesel, Brent crude oil, RBOB gasoline futures, and natural gas during the Three Months Ended December 31, 2015, contributed to an overall 17.65% decrease in the level of the DBIQ-OY Energy TR™. No distributions were paid to Shareholders during the Three Months Ended December 31, 2015. Therefore, the total return for the Fund on a net asset value basis was -17.83%.

Net income (loss) for the Three Months Ended December 31, 2015 was $(21.0) million, primarily resulting from net realized gain (loss) of $(29.2) million, net change in unrealized gain (loss) of $8.4 million and operating expenses of $0.2 million.

For the Three Months Ended December 31, 2014, the net asset value of each Share decreased 36.22% from $26.86 per Share to $17.13 per Share. Decreases in the commodity futures contract prices for light sweet crude oil, Ultra Low Sulphur Diesel, Brent crude oil, RBOB gasoline futures, and natural gas during the Three Months Ended December 31, 2014, contributed to an overall 34.54% decrease in the level of the DBIQ-OY Energy TR™. No distributions were paid to Shareholders during the Three Months Ended December 31, 2014. Therefore, the total return for the Fund on a net asset value basis was -36.22%.

Net income (loss) for the Three Months Ended December 31, 2014 was $(93.5) million, primarily resulting from net realized gain (loss) of $(66.2) million, net change in unrealized gain (loss) of $(26.9) million and operating expenses of $0.4 million.

For the Three Months Ended December 31, 2013, the net asset value of each Share increased 3.29% from $28.23 per Share to $29.16 per Share. Increases in the commodity futures contract prices for light sweet crude oil, Ultra Low Sulphur Diesel, Brent crude oil, RBOB gasoline futures, and natural gas during the Three Months Ended December 31, 2013, contributed to an overall 3.39% increase in the level of the DBIQ-OY Energy TR™. No distributions were paid to Shareholders during the Three Months Ended December 31, 2013. Therefore, the total return for the Fund on a net asset value basis was +3.29%.

Net income (loss) for the Three Months Ended December 31, 2013 was $9.0 million, primarily resulting from net realized gain (loss) of $(0.5) million, net change in unrealized gain (loss) of $10.0 million and operating expenses of $0.5 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s net assets.

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2015.

Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	For the Year Ended December 31, 2015 Number of times VaR Exceeded
PowerShares DB Energy Fund	$93,692,074	1.74%	$3,801,868	21

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s net assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2014.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	For the Year Ended December 31, 2014 Number of times VaR Exceeded
PowerShares DB Energy Fund	$142,530,081	1.04%	$3,395,759	26

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2015 by Index Commodity:

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

We, Andrew Schlossberg, Principal Executive Officer, and Steven Hill, Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). The assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2015.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2015, as stated in their report on page 37 of the Fund’s Annual Report on Form 10-K.

By:	/S/ ANDREW SCHLOSSBERG
Name:	Andrew Schlossberg
Title:	Principal Executive Officer of the Managing Owner

By:	/S/ STEVEN HILL
Name:	Steven Hill
Title:	Principal Financial and Accounting Officer, Investment Pools of the Managing Owner

February 26, 2016

Report of Independent Registered Public Accounting Firm

To the Shareholders of PowerShares DB Energy Fund:

In our opinion, the accompanying statements of financial condition, including the schedules of investments, and the related statements of income and expenses, of changes in shareholders’ equity and of cash flows, present fairly, in all material respects, the financial position of PowerShares DB Energy Fund (the “Fund”) at December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Fund’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York February 26, 2016

PowerShares DB Energy Fund

Statements of Financial Condition

December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
Assets
United States Treasury Obligations, at fair value (cost $89,684,684 and $141,993,299, respectively)	$89,690,202	$141,996,424
Cash held by commodity broker	—	47,572,082
Cash held by custodian	2,554,013	—
Net unrealized appreciation (depreciation) on Commodity Futures Contracts	—	(47,038,425)
Variation margin receivable	1,515,877	—

Total assets (of which $20,995,800 and $10,387,713, respectively is restricted for maintenance margin purposes)	$93,760,092	$142,530,081

Liabilities
Payable for securities purchased	$—	$1,999,825
Management fee payable	63,020	86,926
Brokerage fee payable	4,998	4,995

Total liabilities	68,018	2,091,746

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity—General Shares	446	685
Shareholders’ equity—Shares	93,691,628	140,437,650

Total shareholders’ equity	93,692,074	140,438,335

Total liabilities and equity	$93,760,092	$142,530,081

General Shares outstanding	40	40
Shares outstanding	8,400,000	8,200,000
Net asset value per share
General Shares	$11.15	$17.13
Shares	$11.15	$17.13

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB Energy Fund

Schedule of Investments

December 31, 2015

Description	Percentage of Shareholders’ Equity	Fair Value	Face Value
United States Treasury Obligations (a)(b)
U.S. Treasury Bills, 0.235% due January 7, 2016	2.35%	$2,199,991	$2,200,000
U.S. Treasury Bills, 0.205% due January 14, 2016	10.67	9,999,720	10,000,000
U.S. Treasury Bills, 0.195% due January 21, 2016	3.74	3,499,857	3,500,000
U.S. Treasury Bills, 0.170% due January 28, 2016	10.67	9,999,180	10,000,000
U.S. Treasury Bills, 0.200% due February 4, 2016	11.74	10,999,142	11,000,000
U.S. Treasury Bills, 0.135% due February 11, 2016	7.47	6,999,076	7,000,000
U.S. Treasury Bills, 0.145% due February 18, 2016	22.41	20,997,228	21,000,000
U.S. Treasury Bills, 0.140% due February 25, 2016	4.27	3,999,608	4,000,000
U.S. Treasury Bills, 0.215% due March 3, 2016	16.01	14,997,630	15,000,000
U.S. Treasury Bills, 0.280% due March 10, 2016	6.40	5,998,770	6,000,000

Total United States Treasury Obligations (cost $89,684,684)	95.73%	$89,690,202

(a) Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to year end.

(b) A portion of United States Treasury Obligations are on deposit with the Commodity Broker and held as margin for open futures contracts. See Note 3 for additional information.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders’ Equity	Unrealized Appreciation/ (Depreciation)(c)	Notional Market Value
Commodity Futures Contracts
ICE-UK Brent Crude (460 contracts, settlement date October 31, 2016)	(5.38)%	$(5,040,239)	$20,424,000
NYMEX Natural Gas (431 contracts, settlement date August 29, 2016)	(1.74)	(1,630,995)	10,865,510
NYMEX NY Harbor ULSD (386 contracts, settlement date May 31, 2016)	(11.61)	(10,873,235)	19,704,065
NYMEX RBOB Gasoline (422 contracts, settlement date November 30, 2016)	(1.25)	(1,170,267)	22,215,261
NYMEX WTI Crude (537 contracts, settlement date February 22, 2016)	(11.11)	(10,412,552)	20,497,290

Total Commodity Futures Contracts	(31.09)%	$(29,127,288)	$93,706,126

(c) Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

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

(a) Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to year end.

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

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB Energy Fund

Statements of Income and Expenses

For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Income
Interest Income	$45,510	$95,300	$113,053

Expenses
Management Fee	990,373	2,127,163	1,706,535
Brokerage Commissions and Fees	37,242	78,086	64,961
Interest Expense (a)	4,465	—	—

Total Expenses	1,032,080	2,205,249	1,771,496

Net investment income (loss)	(986,570)	(2,109,949)	(1,658,443)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	2,430	3,450	3,699
Commodity Futures Contracts	(68,117,954)	(58,117,465)	(960,701)

Net realized gain (loss)	(68,115,524)	(58,114,015)	(957,002)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	2,393	(5,526)	1,048
Commodity Futures Contracts	17,911,137	(60,393,224)	9,262,994

Net change in unrealized gain (loss)	17,913,530	(60,398,750)	9,264,042

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts	(50,201,994)	(118,512,765)	8,307,040

Net Income (Loss)	$(51,188,564)	$(120,622,714)	$6,648,597

(a)	Interest Expense for the year ended December 31, 2015 represents expense on overdraft balances. These amounts are included in Interest Income for the years ended December 31, 2014 and 2013.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB Energy Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2015

	General Shares		Shares		Total Shareholders’ Equity
	Shares	Total Equity	Shares	Total Equity
Balance at January 1, 2015	40	$685	8,200,000	$140,437,650	$140,438,335

Sale of Shares			4,200,000	66,744,377	66,744,377
Redemption of Shares			(4,000,000)	(62,302,074)	(62,302,074)

Net Increase (Decrease) due to Share Transactions			200,000	4,442,303	4,442,303
Net Income (Loss)
Net investment income (loss)		(5)		(986,565)	(986,570)
Net realized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		(318)		(68,115,206)	(68,115,524)
Net change in unrealized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		84		17,913,446	17,913,530

Net Income (Loss)		(239)		(51,188,325)	(51,188,564)

Net Change in Shareholders’ Equity	—	(239)	200,000	(46,746,022)	(46,746,261)

Balance at December 31, 2015	40	$446	8,400,000	$93,691,628	$93,692,074

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB Energy Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2014

	General Shares		Shares		Total Shareholders’ Equity
	Shares	Total Equity	Shares	Total Equity
Balance at January 1, 2014	40	$1,166	9,200,000	$268,282,435	$268,283,601

Sale of Shares			6,000,000	168,842,155	168,842,155
Redemption of Shares			(7,000,000)	(176,064,707)	(176,064,707)

Net Increase (Decrease) due to Share Transactions			(1,000,000)	(7,222,552)	(7,222,552)
Net Income (Loss)
Net investment income (loss)		(8)		(2,109,941)	(2,109,949)
Net realized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		(232)		(58,113,783)	(58,114,015)
Net change in unrealized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		(241)		(60,398,509)	(60,398,750)

Net Income (Loss)		(481)		(120,622,233)	(120,622,714)

Net Change in Shareholders’ Equity	—	(481)	(1,000,000)	(127,844,785)	(127,845,266)

Balance at December 31, 2014	40	$685	8,200,000	$140,437,650	$140,438,335

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB Energy Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2013

	General Shares		Shares		Total Shareholders’ Equity
	Shares	Total Equity	Shares	Total Equity
Balance at January 1, 2013	40	$1,120	5,000,000	$139,925,423	$139,926,543

Sale of Shares			8,000,000	228,922,822	228,922,822
Redemption of Shares			(3,800,000)	(107,214,361)	(107,214,361)

Net Increase (Decrease) due to Share Transactions			4,200,000	121,708,461	121,708,461
Net Income (Loss)
Net investment income (loss)		(11)		(1,658,432)	(1,658,443)
Net realized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		(7)		(956,995)	(957,002)
Net change in unrealized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		64		9,263,978	9,264,042

Net Income (Loss)		46		6,648,551	6,648,597

Net Change in Shareholders’ Equity	—	46	4,200,000	128,357,012	128,357,058

Balance at December 31, 2013	40	$1,166	9,200,000	$268,282,435	$268,283,601

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB Energy Fund

Statements of Cash Flows

For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Cash flows from operating activities
Net Income (Loss)	$(51,188,564)	$(120,622,714)	$6,648,597
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(507,491,810)	(1,178,907,249)	(958,873,852)
Proceeds from securities sold and matured	557,848,540	1,290,996,936	820,897,705
Net accretion of discount on United States Treasury Obligations	(45,510)	(96,762)	(113,627)
Net realized (gain) loss on United States Treasury Obligations	(2,430)	(3,450)	(3,699)
Net change in unrealized (gain) loss on United States Treasury Obligations and Commodity Futures Contracts	(17,913,530)	60,398,750	(9,264,042)
Cash transfer to Commodity Broker to satisfy variation margin requirements (Note 4)	(28,875,198)	—	—
Cash received (paid) to Commodity Broker to satisfy open variation margin, net (Note 4)	(252,090)	—	—
Change in operating receivables and payables:
Variation margin receivable	(1,515,877)	—	—
Management fee payable	(23,906)	(84,481)	82,032
Brokerage fee payable	3	(377)	5,217

Net cash provided by (used for) operating activities	(49,460,372)	51,680,653	(140,621,669)

Cash flows from financing activities
Proceeds from sale of Shares	66,744,377	168,842,155	228,922,822
Redemption of Shares	(62,302,074)	(176,064,707)	(107,214,361)

Net cash provided by (used for) financing activities	4,442,303	(7,222,552)	121,708,461

Net change in cash held	(45,018,069)	44,458,101	(18,913,208)
Cash at beginning of year(a)	47,572,082	3,113,981	22,027,189

Cash at end of year(a)(b)	$2,554,013	$47,572,082	$3,113,981

Supplemental disclosure of cash flow information
Cash paid for interest	$4,465	$1,462	$574

(a)	Cash at December 31, 2014 and prior reflects cash held by the Predecessor Commodity Broker.

(b)	Cash at December 31, 2015 reflects cash held by the Custodian.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB Energy Fund

Notes to Financial Statements

December 31, 2015

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

This Annual Report (the “Report”) covers the years ended December 31, 2015, 2014 and 2013 (herein referred to, as the “Year Ended December 31, 2015”, the “Year Ended December 31, 2014” and the “Year Ended December 31, 2013”, respectively). The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

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

The Fund also holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker as margin. The Fund does not borrow money to increase leverage. As of December 31, 2015 and 2014, the Fund had $22,511,677 (or 24.01% of its total assets) and $142,530,081 (or 100.00% of its total assets), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $20,995,800 (or 22.39%) and $10,387,713 (or 7.29%) is required to be deposited to satisfy maintenance margin required by the Commodity Broker or its Predecessor Commodity Broker as applicable for the Fund’s open futures positions as of December 31, 2015 and 2014, respectively. For additional information, please see the Schedules of Investments as of December 31, 2015 and 2014 for details of the Fund’s portfolio holdings.

PowerShares DB Energy Fund

Notes to Financial Statements—(Continued)

December 31, 2015

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

During the Years Ended December 31, 2015, 2014 and 2013, the Fund incurred Management Fees of $990,373, $2,127,163 and $1,706,535, respectively. As of December 31, 2015 and 2014, Management Fees payable were $63,020 and $86,926, respectively.

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

During the Years Ended December 31, 2015, 2014 and 2013, the Fund incurred brokerage fees of $37,242, $78,086 and $64,961, respectively. As of December 31, 2015 and 2014, brokerage fees payable were $4,998 and $4,995, respectively. For the avoidance of doubt, from inception up to and excluding the Closing Date, commission payments were paid to the Predecessor Commodity Broker. The Commodity Broker has served as the Fund’s futures clearing broker since the Closing Date and all commission accruals since the Closing Date have been paid to the Commodity Broker.

The Administrator, the Custodian and Transfer Agent

The Bank of New York Mellon (the “Administrator” and “Custodian”) is the administrator, custodian and transfer agent of the Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator maintains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details, and trading and related documents received from the Commodity Broker and other unaffiliated futures commission merchants.

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

PowerShares DB Energy Fund

Notes to Financial Statements—(Continued)

December 31, 2015

The cumulative amount of cash transferred to the Commodity Broker as of December 31, 2015 approximates the net unrealized appreciation (depreciation) on commodity futures contracts. As a result, only the current day’s variation margin receivable or payable is disclosed on the Statement of Financial Condition.

As of December 31, 2015 the Fund had $71,248,415 (or 75.99% of total assets) of its holdings of cash and United States Treasury Obligations held with its Custodian. No assets were held at the Custodian on December 31, 2014.

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

PowerShares DB Energy Fund

Notes to Financial Statements—(Continued)

December 31, 2015

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

The Fund has determined that it meets the definition of an investment company and has prepared the financial statements in conformity with U.S. GAAP for investment companies in conformity with accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946—Investment Companies.

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

PowerShares DB Energy Fund

Notes to Financial Statements—(Continued)

December 31, 2015

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

Level 1:	Prices are determined using quoted prices in an active market for identical assets.

Level 2:	Prices are determined using other significant observable inputs. Observable inputs are inputs that other market participants may use in pricing a security. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk, yield curves, loss severities, default rates, discount rates, volatilities and others.

Level 3:	Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used. Unobservable inputs reflect the Fund’s own assumptions about the factors market participants would use in determining fair value of the securities or instruments and would be based on the best available information.

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

The following is a summary of the tiered valuation input levels as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$89,690,202	$—	$89,690,202
Commodity Futures Contracts(a)	$(29,127,288)	$—	$—	$(29,127,288)

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

PowerShares DB Energy Fund

Notes to Financial Statements—(Continued)

December 31, 2015

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on trade date. These holdings are marked to market based on evaluated mean price provided by an independent pricing service. A portion of the Fund’s United States Treasury Obligations are held for deposit with the Commodity Broker to meet margin requirements. Interest income is recognized on an accrual basis when earned. Realized gains or losses on sales are computed on the basis of specific identification of the securities sold. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. As of December 31, 2015, there were no payables or receivables outstanding for securities purchased or sold. The Fund purchased $2,000,000 face amount of United States Treasury Obligations valued at $1,999,825 which was recorded as payable for securities purchased as of December 31, 2014.

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

The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. There were no cash equivalents held by the Fund as of December 31, 2015 and 2014.

PowerShares DB Energy Fund

Notes to Financial Statements—(Continued)

December 31, 2015

(g) Income Taxes

The Fund is classified as a partnership for U.S. federal income tax purposes. Accordingly, the Fund will generally not incur U.S. federal income taxes. No provision for federal, state, and local income taxes has been made in the accompanying financial statements, as investors are individually liable for income taxes, if any, on their allocable share of the Fund’s income, gain, loss, deductions and other items.

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, the Managing Owner will monitor the Fund’s tax positions taken under the interpretation (and consult with its tax counsel from time to time when appropriate) to determine if adjustments to conclusions are necessary based on factors including, but not limited to, on-going analysis of tax law, regulation, and interpretations thereof. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2012.

(h) Commodity Futures Contracts

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

The Fair Value of Derivative Instruments is as follows:

	December 31,
	2015(a)		2014(b)
Risk Exposure/Derivative Type	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$—	$(29,127,288)	$—	$(47,038,425)

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only current day’s variation margin receivable (payable) is reported in the December 31, 2015 Statement of Financial Condition.

(b)	Values are disclosed on the December 31, 2014 Statement of Financial Condition under Net unrealized appreciation (depreciation) on Commodity Futures Contracts.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Year Ended December 31,
Risk Exposure/Derivative Type	Location of Gain or (Loss) on Derivatives Recognized in Income	2015	2014	2013
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(68,117,954)	$(58,117,465)	$(960,701)
	Net Change in Unrealized Gain (Loss)	17,911,137	(60,393,224)	9,262,994

Total		$(50,206,817)	$(118,510,689)	$8,302,293

PowerShares DB Energy Fund

Notes to Financial Statements—(Continued)

December 31, 2015

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	Years Ended December 31,
	2015	2014	2013
Average Notional Value	$134,109,218	$289,256,011	231,525,331

The Fund utilizes derivative instruments to achieve its investment objectives. The brokerage agreement with the Commodity Broker provides for the net settlement of all financial instruments covered by the agreement in the event of default or termination of any one contract. The Managing Owner will utilize any excess cash held at the Commodity Broker to offset any realized losses incurred in the commodity futures contracts, if available. To the extent that any excess cash held at the Commodity Broker is not adequate to cover any realized losses, a portion of the United States Treasury Obligations on deposit with the Commodity Broker will be sold to make additional cash available. For financial reporting purposes, the Fund offsets financial assets and financial liabilities that are subject to netting arrangements. In order for an arrangement to be eligible for netting, the Fund must have a basis to conclude that such netting arrangements are legally enforceable. The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2015, net by contract:

	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
				Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Assets
Commodity Futures Contracts	$30,643,165	$(29,127,288)	$1,515,877	$—	$—	$1,515,877
Liabilities
Commodity Futures Contracts	$(29,127,288)	$29,127,288	$—	$—	$—	$—

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2014, net by contract:

	Gross Amounts Recognized(b)	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
				Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Liabilities
Commodity Futures Contracts	$(47,038,425)	$—	$(47,038,425)	$—	$47,038,425	$—

(a)	As of December 31, 2015 and 2014, a portion of the Fund’s cash and US Treasury Obligations were required to be deposited as margin in support of the Fund’s futures positions as described in Note 3.

(b)	Includes cumulative appreciation (depreciation) of futures contracts.

(i) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker and the Predecessor Commodity Broker, as applicable, were less than $6.00, $10.00 and $10.00 per round-turn trade for the Years Ended December 31, 2015, 2014 and 2013, respectively.

PowerShares DB Energy Fund

Notes to Financial Statements—(Continued)

December 31, 2015

(j) Routine Operational, Administrative and Other Ordinary Expenses

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

PowerShares DB Energy Fund

Notes to Financial Statements—(Continued)

December 31, 2015

(l) Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses (referred to as extraordinary fees and expenses in the Trust Agreement), if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Years Ended December 31, 2015, 2014 and 2013, the Fund did not incur such expenses.

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

Credit risk is the possibility that a loss may occur due to the failure of the Commodity Broker and/or clearinghouse to perform according to the terms of a commodity futures contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Commodity Broker, when acting as the Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic commodity futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and the Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the commodity futures contract or notional amounts of the instruments.

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

December 31, 2015

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

No distributions were paid for the Years Ended December 31, 2015, 2014 and 2013.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of December 31, 2015 and December 31, 2014, no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

PowerShares DB Energy Fund

Notes to Financial Statements—(Continued)

December 31, 2015

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Years Ended December 31, 2015, 2014 and 2013. The net investment income (loss) and total expense ratios are calculated using average net asset value. The net asset value per share presentation is calculated using average daily Shares outstanding. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Years Ended December 31,
	2015		2014	2013
Net Asset Value
Net asset value per Share, beginning of period	$17.13		$29.16	$27.99
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts	(5.87)		(11.82)	1.38
Net investment income (loss)(a)	(0.11)		(0.21)	(0.21)

Net income (loss)	(5.98)		(12.03)	1.17

Net asset value per Share, end of period	$11.15		$17.13	$29.16

Market value per Share, beginning of period	$17.39	(b)(c)	$29.15	$27.94

Market value per Share, end of period	$11.17	(c)	$17.47	$29.15

Ratio to average Net Assets
Net investment income (loss)	(0.75)%		(0.75)%	(0.73)%

Total expenses	0.78%		0.78%	0.78%

Total Return, at net asset value	(34.91)%		(41.26)%	4.18%

Total Return, at market value	(35.77)%		(40.07)%	4.33%

(a)	Based on average shares outstanding.
(b)

Effective as of the Closing Date, the Fund changed the source of market value per share prices, resulting in a difference in the ending market value per share presented for the year ended December 31, 2014 and the beginning market value per share for the year ended December 31, 2015.

(c)	The mean between the last bid and ask prices.

PowerShares DB Energy Fund

Notes to Financial Statements—(Continued)

December 31, 2015

(11) Selected Quarterly Financial Data (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three month periods ended March 31, June 30, September 30 and December 31, 2015 and 2014.

	For the Three Months Ended March 31, 2015	For the Three Months Ended June 30, 2015	For the Three Months Ended September 30, 2015	For the Three Months Ended December 31, 2015
Interest Income(a)	$8,316	$6,501	$11,816	$18,877
Net investment income (loss)	$(262,814)	$(291,335)	$(230,447)	$(201,974)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$(10,125,673)	$11,945,385	$(31,241,899)	$(20,779,807)
Net Income/(loss)	$(10,388,487)	$11,654,050	$(31,472,346)	$(20,981,781)
Increase/(decrease) in Net Asset Value	$(4,108,905)	$8,773,015	$(22,988,933)	$(28,421,438)
Net Income (loss) per Share	$(1.28)	$1.42	$(3.70)	$(2.42)

	For the Three Months Ended March 31, 2014	For the Three Months Ended June 30, 2014	For the Three Months Ended September 30, 2014	For the Three Months Ended December 31, 2014
Interest Income (loss)(a)	$33,683	$29,104	$22,716	$9,797
Net investment income (loss)	$(456,288)	$(602,646)	$(617,230)	$(433,785)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$815,705	$17,371,984	$(43,632,631)	$(93,067,823)
Net Income/(loss)	$359,417	$16,769,338	$(44,249,861)	$(93,501,608)
Increase/(decrease) in Net Asset Value	$24,467,179	$75,855,469	$(89,253,249)	$(138,914,665)
Net Income (loss) per Share	$0.11	$1.45	$(3.86)	$(9.73)

(a)	Interest Income for the year ended December 31, 2014 includes interest expense on overdraft balances. These amounts are included in Interest Expense for the year ended December 31, 2015

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Andrew Schlossberg, its Principal Executive Officer, and Steven Hill, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report, and, based upon that evaluation, Andrew Schlossberg, the Principal Executive Officer of the Managing Owner, and Steven Hill, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Andrew Schlossberg, the Principal Executive Officer of the Managing Owner, and Steven Hill, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2015. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 36 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2015, as stated in their report on page 37 of this Form 10-K.

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

Maintaining of Accounts for Iranian Consulates and Embassies. In the first quarter of 2015, Iranian embassies and consulates in Germany and the Netherlands were holding accounts with us as well as with Postbank. This includes the provision by a subsidiary of Postbank to the Iranian consulate of girocard (debit card/ATM)-terminals as well as the processing of transactions of cardholders using the terminals; the terminals are used to facilitate the payment of fees for the issuance of visas and other administrative measures by the consulate. The additional purpose of these accounts was the funding of day-to-day operational costs of the embassies and consulates, such as salaries, rent, and electricity. One of the account relationships was between Deutsche Bank Netherlands N.V. and the Agent Bureau of the Embassy of the Islamic Republic of Iran in The Hague (which is responsible for all Iran-U.S. Claims Tribunal activities). The total volume of outgoing payments from these accounts was approximately €6.2 million as of March 31, 2015, which payments were made with the involvement of the competent authorities in the relevant European countries under applicable law. We derived gross revenues of approximately €4,500 and net profits which were less than this amount from these activities. Deutsche Bank in the Netherlands will discontinue providing these services, Deutsche Bank in Germany will continue to provide these services in the future to enable the Government of Iran to conduct its diplomatic relations in Germany.

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

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors and Principal Officers

The Fund has no directors or principal officers and also does not have any employees. It is managed by the Managing Owner.

As of December 31, 2015, the current board of managers and principal officers of the Managing Owner were as follows:

Names	Capacity
Andrew Schlossberg	Chief Executive Officer, Board of Managers
Peter Hubbard	Vice President and Director of Portfolio Management
David Warren	Chief Administrative Officer, Board of Managers
Daniel Draper	Board of Managers
Roderick Ellis	Principal
Steven Hill	Principal Financial and Accounting Officer, Investment Pools
Christopher Joe	Chief Compliance Officer
John Zerr	Board of Managers

Invesco North American Holdings Inc. is also a principal of the Managing Owner.

The Managing Owner is managed by a Board of Managers. The Board of Managers is composed of Messrs. Schlossberg, Draper, Warren and Zerr.

The Managing Owner has designated Mr. Hubbard as the trading principal of the Fund.

Andrew Schlossberg (41) has been Chief Executive Officer of the Managing Owner and a Member of its Board of Managers since January 2010, where he has general oversight responsibilities for all of the Managing Owner’s business. Mr. Schlossberg has also been Managing Director, Head of US Distribution for Invesco Distributors, Inc., or IDI, since June 2012, where he has been responsible for Sales, Client Service, Product Management, and Marketing for services provided to Invesco Ltd.’s US businesses, including the Managing Owner. IDI is a registered broker-dealer and is the US distributor for Invesco Ltd.’s retail products and collective trust funds. Invesco Ltd. is a global investment management company affiliated with the Managing Owner. In these capacities, Mr. Schlossberg also is responsible for overseeing the operations of various investment funds sponsored by Invesco Ltd. or its affiliates, or Invesco Funds. He earned an MBA from the Kellogg School of Management at Northwestern University and a B.S. degree at Northwestern University and a B.S. degree in Finance and International Business from the University of Delaware. Mr. Schlossberg was listed as a principal of the Managing Owner on December 4, 2012.

Peter Hubbard (34) joined the Managing Owner in May 2005 as a portfolio manager and has been Vice President, Director of Portfolio Management since September 2012. In his role, Mr. Hubbard manages a team of 12 portfolio managers. His responsibilities include facilitating all portfolio management processes associated with more than 150 equity and fixed income Invesco Funds listed in the United States, Canada and Europe. He is a graduate of Wheaton College with a B.A. degree in Business & Economics. Mr. Hubbard was listed as a principal and registered as an associated person of the Managing Owner on November 15, 2012 and January 1, 2013, respectively. Mr. Hubbard was registered as a swap associated person of the Managing Owner effective as of September 8, 2015.

David Warren (58) is Chief Administrative Officer, Americas, for Invesco Ltd., a global investment management company affiliated with the Managing Owner. He was appointed to this position in January 2007, and has also held the roles of Director, Executive Vice President and Chief Financial Officer of Invesco Canada Ltd., a Canadian investment management subsidiary of Invesco Ltd., since January 2009. He has also been a Member of the Board of Managers and Chief Administrative Officer of the Managing Owner since January 2010. He obtained a Bachelor’s Degree in Commerce from the University of Toronto and is a member of the Chartered Professional Accountants of Canada. Mr. Warren was listed as a principal of the Managing Owner on November 21, 2012.

        Daniel Draper (47) has been a Member of the Board of Managers of the Managing Owner since September 2013. In this role he is responsible for the management of the Managing Owner’s exchange traded fund business with direct functional reporting responsibilities for the Managing Owner’s portfolio management, products, marketing and capital markets teams. In such capacity, Mr. Draper also is responsible for managing the operations of the Invesco Funds. Previously, Mr. Draper was the Global Head of Exchange Traded Funds for Credit Suisse Asset Management, or Credit Suisse, based in London from March 2010 until June 2013, followed by a three month non-compete period pursuant to his employment terms with Credit Suisse. Credit Suisse is an asset management business of Credit Suisse Group, a financial services company. From January 2007 to March 2010, he was the Global Head of Exchange Traded Funds for Lyxor Asset Management in London, an investment management business unit of Societe Generale Corporate & Investment Banking. Mr. Draper was previously registered as a Significant Influence Functions (SIF) person with the UK’s Financial Conduct Authority. He withdrew this status on June 30, 2013 when he left Credit Suisse. Mr. Draper received his MBA from the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill and his BA from the College of William and Mary in Virginia. Mr. Draper is currently registered with FINRA and holds the Series 7, 24 and 63 registrations. Mr. Draper was listed as a principal of the Managing Owner on December 16, 2013.

Roderick Ellis (48) has been a Chief Accounting Officer for Invesco Ltd. since April 2011. In this role, he is responsible for all aspects of Corporate Accounting including group financial reporting, internal controls and group accounting policies. Mr. Ellis is also responsible for group insurance matters. Previously, Mr. Ellis was Global Director of Financial Planning and Analysis, and Treasurer since May 2007. Mr. Ellis earned a B.A. (with honors) in Economics and Social History from the University of Sheffield, UK, in 1988. He is a member of the Institute of Chartered Accountants in England and Wales. Mr. Ellis was listed as a principal of the Managing Owner on November 30, 2012.

Steven Hill (51) has been Principal Financial and Accounting Officer, Investment Pools for the Managing Owner since December 2012, and was Head of Global ETF Operations from September 2011 to December 2012. As Principal Financial and Accounting Officer, Investment Pools, he has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of, the Invesco Funds, including the Fund. As Head of Global ETF Operations he had management responsibilities with regard to the general operations of the Managing Owner. From October 2010 to August 2011, he was Senior Managing Director and Chief Financial Officer of Destra Capital Management LLC and its subsidiaries, or Destra, an asset management firm, and was responsible for managing financial and administrative activities as well as financial reporting for Destra and investment funds sponsored by Destra. Previously, he was Senior Managing Director of Claymore Securities, Inc., or Claymore, from December 2003 to October 2010, and was responsible for managing financial and administrative oversight for investment funds sponsored by Claymore. Claymore, now known as Guggenheim Funds Distributors, Inc., is a registered broker-dealer that distributes investment funds. Mr. Hill earned a BS in Accounting from North Central College, Naperville, IL. Mr. Hill was listed as a principal of the Managing Owner on February 12, 2015.

Christopher Joe (46) has been Chief Compliance Officer of the Managing Owner since September 1, 2015. In his role as Chief Compliance Officer he is responsible for all aspects of regulatory compliance for the Managing Owner. He has also acted as U.S. Compliance Director for Invesco, Ltd. since November, 2006. Formerly, he served as Chief Compliance Officer of Invesco Investment Advisers, LLC, a registered investment adviser affiliated with the Managing Owner from June, 2010 to March, 2013. He also served as Deputy Chief Compliance Officer of Invesco Adviser, Inc., a registered investment adviser affiliated with the Managing Owner, from November, 2014 to September, 2015. Mr. Joe has also served as a principal of the Managing Owner since September 25, 2015.

John Zerr (53) has been a Member of the Board of Managers of the Managing Owner since September 2006. Mr. Zerr is also Managing Director and General Counsel – US Retail of Invesco Management Group, Inc., a registered investment adviser affiliated with the Managing Owner, since March 2006, where he is responsible for overseeing the US Retail Legal Department for Invesco Ltd. and its affiliated companies. Mr. Zerr has also been a Senior Vice President and Secretary of IDI since March 2006 and June 2006, respectively. He also served as a Director of that entity until February 2010. Mr. Zerr has served as Senior Vice President of Invesco Advisers, Inc., a registered investment adviser affiliated with the Managing Owner, since December 2009. Mr. Zerr serves as a Director, Vice President and Secretary of Invesco Investment Services, Inc., a registered transfer agency since May 2007. Mr. Zerr has served as Director, Senior Vice President, General Counsel and Secretary of a number of other Invesco Ltd. wholly-owned subsidiaries which service or serviced portions of Invesco Ltd.’s US Retail business since May 2007 and since June 2010 with respect to certain Van Kampen entities engaged in the asset management business that were acquired by Invesco Ltd. from Morgan Stanley. In each of the foregoing positions Mr. Zerr is responsible for overseeing legal operations. In such capacity, Mr. Zerr also is responsible for overseeing the legal activities of the Invesco Funds. Mr. Zerr earned a BA degree in economics from Ursinus College. He graduated cum laude with a J.D. from Temple University School of Law. Mr. Zerr was listed as a principal of the Managing Owner on December 6, 2012.

Code of Ethics

The Fund has no officers or employees and is managed by Invesco PowerShares Capital Management LLC. Invesco PowerShares Capital Management LLC has adopted a code of ethics which applies to all of its employees and is available on request, free of charge, by calling 1-800-983-0903 Monday through Friday, 8:00 a.m. to 5:00 p.m. Central Time.

ITEM 11.	EXECUTIVE COMPENSATION

The Fund has no employees, officers or directors and was managed by the Predecessor Managing Owner from inception up to and excluding the Closing Date. None of the directors or officers of the Predecessor Managing Owner received compensation from the Fund. The Managing Owner receives a monthly Management Fee of 1/12th of 0.75% per annum of the daily net asset value of the Fund at the end of each month. For the avoidance of doubt, from inception up to and excluding the Closing Date, all Management Fees were paid to the Predecessor Managing Owner. Since the Closing Date, the Managing Owner has served as managing owner of the Fund and all Management Fee accruals since the Closing Date have been paid to the Managing Owner.

In addition, for the avoidance of doubt, from inception up to and excluding the Closing Date, all commission payments were paid to Predecessor Commodity Broker. Since the Closing Date, the Commodity Broker has served as the Fund’s futures clearing broker and all commission payment accruals since the Closing Date have been paid to the Commodity Broker.

For the Year Ended December 31, 2015, the Fund has incurred Management Fees of $990,373 of which $927,353 had been paid at December 31, 2015. Management Fees of $63,020 were unpaid at December 31, 2015 and are reported as a liability on the Statement of Financial Condition.

For the Year Ended December 31, 2015, the Fund has incurred brokerage commissions of $37,242 of which $32,244 had been paid at December 31, 2015. Brokerage commissions of $4,998 were unpaid at December 31, 2015 and are reported as a liability on the Statement of Financial Condition.

For the Year Ended December 31, 2014, the Fund has incurred Management Fees of $2,127,163 of which $2,040,237 had been paid at December 31, 2014. Management Fees of $86,926 were unpaid at December 31, 2014 and are reported as a liability on the Statement of Financial Condition.

For the Year Ended December 31, 2014, the Fund has incurred brokerage commissions of $78,086 of which $73,091 had been paid at December 31, 2014. Brokerage commissions of $4,995 were unpaid at December 31, 2014 and are reported as a liability on the Statement of Financial Condition.

For the Year Ended December 31, 2013, the Fund has incurred Management Fees of $1,706,535 of which $1,535,128 had been paid at December 31, 2013. Management Fees of $171,407 were unpaid at December 31, 2013 and are reported as a liability on the Statement of Financial Condition.

For the Year Ended December 31, 2013, the Fund has incurred brokerage commissions of $64,961 of which $59,589 had been paid at December 31, 2013. Brokerage commissions of $5,372 were unpaid at December 31, 2013 and are reported as a liability on the Statement of Financial Condition.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Shares as of December 31, 2015, by management. No person is known by us to own beneficially more than 5% of the outstanding Shares of such class.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	Invesco PowerShares Capital Management LLC 3500 Lacey Road, Suite 700 Downers Grove, Illinois 60515	40	100%

Shares	Invesco Ltd. 1555 Peachtree Street NE, Suite 1800 Atlanta, GA 30309	1,485,900	17.7%

	Directors and Officers of Invesco PowerShares Capital Management LLC as a group	—	Less than 0.01%

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP, the Fund’s independent registered public accounting firm for the years ended December 31, 2015 and 2014.

	Fiscal Year Ended December 31, 2015	Fiscal Year Ended December 31, 2014
Audit Fees	$82,800	$97,364
Audit-Related Fees (1)	2,150	2,150
Tax Fees (2)	68,197	116,867
All Other Fees	—	—

Total	$153,147	$216,381

(1)	Audit-Related Fees for fiscal year end December 31, 2015 include fees billed for reviewing regulatory filings. Audit-Related Fees for fiscal year end December 31, 2014 include fees billed for reviewing regulatory filings.
(2)	Tax Fees for fiscal year end December 31, 2015 include fees billed for preparing tax forms.
Tax fees for fiscal year end December 31, 2014 include fees billed for preparing tax forms.

Approval of Independent Registered Public Accounting Firm Services and Fees

The Managing Owner approved all of the services provided by PricewaterhouseCoopers LLP to the Fund described above for the Year Ended December 31, 2015. The Managing Owner pre-approved all audit and allowed non-audit services of the Fund’s independent registered public accounting firm, including all engagement fees and terms for the Year Ended December 31, 2015.

The Predecessor Managing Owner approved all of the services provided by PricewaterhouseCoopers LLP to the Fund described above for the Year Ended December 31, 2014. The Predecessor Managing Owner pre-approved all audit and allowed non-audit services of the Fund’s independent registered public accounting firm, including all engagement fees and terms for the Year Ended December 31, 2014.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT

SCHEDULES (a)(1) Financial Statements

See financial statements commencing on page 35 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [1]

4.2	Form of Participant Agreement [2]

10.1	Form of Customer Agreement [3]

10.2	Form of Administration Agreement [2]

10.3	Form of Global Custody Agreement [2]

10.4	Form of Transfer Agency and Service Agreement [2]

10.5	Distribution Services Agreement [3]

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Energy Fund— December 31, 2015 and December 31, 2014, (ii) the Schedule of Investments of PowerShares DB Energy Fund—December 31, 2015, (iii) the Schedule of Investments of PowerShares DB Energy Fund— December 31, 2014, (iv) the Statements of Income and Expenses of PowerShares DB Energy Fund— Years Ended December 31, 2015, 2014 and 2013, (v) the Statement of Changes in Shareholders’ Equity of PowerShares DB Energy Fund— Year Ended December 31, 2015, (vi) the Statement of Changes in Shareholders’ Equity of PowerShares DB Energy Fund— Year Ended December 31, 2014, (vii) the Statement of Changes in Shareholders’ Equity of PowerShares DB Energy Fund— Year Ended December 31, 2013, (viii) the Statements of Cash Flows of PowerShares DB Energy Fund—Years Ended December 31, 2015, 2014 and 2013, and (ix) Notes to Financial Statements of PowerShares DB Energy Fund, tagged as blocks of text.

1	Previously filed as an exhibit to Form 8-K on February 25, 2015 and incorporated herein by reference.
2	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 on December 14,

2006 and incorporated herein by reference.

3	Previously filed as an exhibit to Form 8-K on February 26, 2015 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust on its own behalf and with respect to PowerShares DB Energy Fund

By:	By: Invesco PowerShares Capital Management LLC,
its Managing Owner

	By:	/S/ ANDREW SCHLOSSBERG
	Name:	Andrew Schlossberg
	Title:	Principal Executive Officer

	By:	/S/ STEVEN HILL
	Name:	Steven Hill
	Title:	Principal Financial and Accounting Officer, Investment Pools

Dated: February 26, 2016