Form 10-Q
period 2017-06-30
PowerShares DB Energy Fund; PowerShares DB Multi-Sector Commodity Trust
filed 2017-08-08
CIK 1383062, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of outstanding Shares as of June 30, 2017: 8,600,000 Shares.

POWERSHARES DB ENERGY FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Energy Fund

Statements of Financial Condition

June 30, 2017 and December 31, 2016

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
United States Treasury Obligations, at value (cost $68,957,141 and $183,843,172, respectively)	$68,960,600	$183,837,528
Affiliated investments, at value (cost $28,683,689 and $9,388,271, respectively)	28,726,508	9,388,271
Total Investments, at value (cost $97,640,830 and $193,231,443, respectively)	97,687,108	193,225,799
Cash held by custodian	176,731	—
Receivable for:
Dividends from affiliates	3,196	2,258
Variation margin	1,899,426	112,741
Total assets	$99,766,461	$193,340,798
Liabilities
Payable for:
Due to custodian	$—	$500
Management fee	57,401	122,985
Brokerage commissions and fees	5,011	2,576
Total liabilities	62,412	126,061
Commitments and Contingencies (Note 10)

Equity
Shareholder's equity—General Shares	464	552
Shareholders' equity—Shares	99,703,585	193,214,185
Total shareholders' equity	99,704,049	193,214,737
Total liabilities and equity	$99,766,461	$193,340,798
General Shares outstanding	40	40
Shares outstanding	8,600,000	14,000,000
Net asset value per share	$11.59	$13.80
Market value per share	$11.60	$13.79

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Energy Fund

Schedule of Investments

June 30, 2017

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.840% due July 6, 2017	22.07%	$21,998,614	$22,000,000
U.S. Treasury Bills, 0.890% due July 27, 2017(b)	34.08	33,981,538	34,000,000
U.S. Treasury Bills, 0.960% due August 31, 2017	13.02	12,980,448	13,000,000
Total United States Treasury Obligations (cost $68,957,141)	69.17%	$68,960,600
Affiliated Investments			Shares
Exchange-Traded Fund
PowerShares Treasury Collateral Portfolio (cost $20,000,061)(c)(d)	20.10%	$20,042,880	189,800
Money Market Mutual Fund
Premier U.S. Government Money Portfolio - Institutional Class, 0.86% (cost $8,683,628)(e)	8.71	8,683,628	8,683,628
Total Affiliated Investments (cost $28,683,689)	28.81	28,726,508
Total Investments (cost $97,640,830)	97.98%	$97,687,108

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $22,986,200 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated company. The security and the Fund are affiliated by having the same investment adviser. See Note 8.

(d)     Non-Income producing security.

(e)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of June 30, 2017.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders' Equity	Unrealized Appreciation/ (Depreciation)(f)	Notional Value
Commodity Futures Contracts
NYMEX WTI Crude (465 contracts, settlement date February 20, 2018)	(3.34)%	$(3,331,782)	$22,180,500
NYMEX NY Harbor ULSD (344 contracts, settlement date May 31, 2018)	0.14	143,912	22,137,226
NYMEX Natural Gas (351 contracts, settlement date August 29, 2017)	(0.84)	(832,700)	10,638,810
ICE-UK Brent Crude (443 contracts, settlement date October 31, 2017)	(2.81)	(2,806,744)	21,968,370
NYMEX RBOB Gasoline (394 contracts, settlement date November 30, 2017)	(2.75)	(2,745,105)	22,751,845
Total Commodity Futures Contracts	(9.60)%	(9,572,419)	$99,676,751

(f)	Unrealized appreciation/(depreciation) is presented above, net by contract.

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

PowerShares DB Energy Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Income
Interest Income	$176,153	$62,766	$349,491	$102,902
Dividends from Affiliates	10,419	—	20,334	—
Total Income	186,572	62,766	369,825	102,902
Expenses
Management Fee	233,729	180,893	547,467	325,876
Brokerage Commissions and Fees	6,872	5,917	16,529	10,298
Interest Expense	1,836	524	3,473	2,259
Total Expenses	242,437	187,334	567,469	338,433
Less: Waivers	(10,246)	—	(16,985)	—
Net Expenses	232,191	187,334	550,484	338,433
Net Investment Income (Loss)	(45,619)	(124,568)	(180,659)	(235,531)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	(2,944)	1,694	(4,596)	2,734
Commodity Futures Contracts	(7,403,309)	(3,280,539)	(5,307,271)	(25,176,493)
Net Realized Gain (Loss)	(7,406,253)	(3,278,845)	(5,311,867)	(25,173,759)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	14,382	(6,322)	9,103	4,684
Affiliated Investments	36,062	—	42,819	—
Commodity Futures Contracts	(4,470,811)	18,760,148	(22,616,875)	34,542,368
Net Change in Unrealized Gain (Loss)	(4,420,367)	18,753,826	(22,564,953)	34,547,052
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(11,826,620)	15,474,981	(27,876,820)	9,373,293
Net Income (Loss)	$(11,872,239)	$15,350,413	$(28,057,479)	$9,137,762

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Energy Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2017

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at April 1, 2017	40	$504	11,600,000	$146,006,256	$146,006,760
Purchases of Shares			1,800,000	23,600,261	23,600,261
Redemption of Shares			(4,800,000)	(58,030,733)	(58,030,733)
Net Increase (Decrease) due to Share Transactions			(3,000,000)	(34,430,472)	(34,430,472)
Net Income (Loss)
Net Investment Income (Loss)		-		(45,619)	(45,619)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(22)		(7,406,231)	(7,406,253)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(18)		(4,420,349)	(4,420,367)
Net Income (Loss)		(40)		(11,872,199)	(11,872,239)
Net Change in Shareholders' Equity	—	(40)	(3,000,000)	(46,302,671)	(46,302,711)
Balance at June 30, 2017	40	$464	8,600,000	$99,703,585	$99,704,049

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Energy Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2016

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at April 1, 2016	40	$419	7,200,000	$75,431,260	$75,431,679
Purchases of Shares			7,200,000	88,828,628	88,828,628
Redemption of Shares			(1,600,000)	(18,977,306)	(18,977,306)
Net Increase (Decrease) due to Share Transactions			5,600,000	69,851,322	69,851,322
Net Income (Loss)
Net Investment Income (Loss)		(1)		(124,567)	(124,568)
Net Realized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		(59)		(3,278,786)	(3,278,845)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		143		18,753,683	18,753,826
Net Income (Loss)		83		15,350,330	15,350,413
Net Change in Shareholders' Equity	—	83	5,600,000	85,201,652	85,201,735
Balance at June 30, 2016	40	$502	12,800,000	$160,632,912	$160,633,414

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Energy Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2017

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at January 1, 2017	40	$552	14,000,000	$193,214,185	$193,214,737
Purchases of Shares			3,200,000	42,456,525	42,456,525
Redemption of Shares			(8,600,000)	(107,909,734)	(107,909,734)
Net Increase (Decrease) due to Share Transactions			(5,400,000)	(65,453,209)	(65,453,209)
Net Income (Loss)
Net Investment Income (Loss)		(1)		(180,658)	(180,659)
Net Realized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		(16)		(5,311,851)	(5,311,867)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		(71)		(22,564,882)	(22,564,953)
Net Income (Loss)		(88)		(28,057,391)	(28,057,479)
Net Change in Shareholders' Equity	—	(88)	(5,400,000)	(93,510,600)	(93,510,688)
Balance at June 30, 2017	40	$464	8,600,000	$99,703,585	$99,704,049

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Energy Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2016

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at January 1, 2016	40	$446	8,400,000	$93,691,628	$93,692,074
Purchases of Shares			8,200,000	98,199,197	98,199,197
Redemption of Shares			(3,800,000)	(40,395,619)	(40,395,619)
Net Increase (Decrease) due to Share Transactions			4,400,000	57,803,578	57,803,578
Net Income (Loss)
Net Investment Income (Loss)		(2)		(235,529)	(235,531)
Net Realized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		(154)		(25,173,605)	(25,173,759)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		212		34,546,840	34,547,052
Net Income (Loss)		56		9,137,706	9,137,762
Net Change in Shareholders' Equity	—	56	4,400,000	66,941,284	66,941,340
Balance at June 30, 2016	40	$502	12,800,000	$160,632,912	$160,633,414

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Energy Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net Income (Loss)	(28,057,479)	9,137,762
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(167,733,170)	(234,853,090)
Proceeds from securities sold and matured	282,964,095	181,692,032
Cost of affiliated investments purchased	(162,334,683)	—
Proceeds from affiliated investments sold	143,039,266	—
Net accretion of discount on United States Treasury Obligations	(349,491)	(102,902)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	4,596	(2,734)
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(51,922)	(4,684)
Change in operating receivables and liabilities:
Dividends from affiliates	(938)	—
Variation margin	(1,786,685)	5,094,288
Management fee	(65,584)	7,814
Brokerage commissions and fees	2,435	(4,451)
Net cash provided by (used for) operating activities	65,630,440	(39,035,965)
Cash flows from financing activities:
Proceeds from purchases of Shares	42,456,525	98,199,197
Redemption of Shares	(107,909,734)	(40,395,619)
Decrease in payable for amount due to custodian, net	(500)	—
Net cash provided by (used for) financing activities	(65,453,709)	57,803,578
Net change in cash	176,731	18,767,613
Cash at beginning of period	—	2,554,013
Cash at end of period	176,731	$21,321,626
Supplemental disclosure of cash flow information
Cash paid for interest	$3,473	$2,259

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Energy Fund

Notes to Unaudited Financial Statements

June 30, 2017

Note 1 - Organization

PowerShares DB Energy Fund (“the Fund”), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), is a Delaware statutory trust organized in seven separate series, was formed on August 3, 2006. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Fifth Amended and Restated Declaration of Trust, as amended, and Trust Agreement of the Trust (the “Trust Agreement”). The Fund has an unlimited number of shares authorized for issuance.

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

The Transaction was consummated on February 23, 2015 (the “Closing Date”). Invesco now serves as the managing owner (the “Managing Owner”), commodity pool operator and commodity trading advisor of the Trust and the Fund, in replacement of DBCS (the “Predecessor Managing Owner”). The Predecessor Managing Owner seeded the Fund with a capital contribution of $1,000 in exchange for 40 general shares (the “General Shares”) of the Fund. The General Shares were sold to the Managing Owner by the Predecessor Managing Owner pursuant to the terms of the Agreement. The fiscal year end of the Fund is December 31st.

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Energy Index Excess Return™ (the “Index”) over time, plus the excess, if any, of the sum of the Fund’s interest income from its holdings of United States Treasury Obligations (“Treasury Income”), dividends from its holdings in money market mutual funds (affiliated or otherwise) (“Money Market Income”) and dividends or distributions of capital gains from its holdings of T-Bill ETFs (as defined below) (“T-Bill ETF Income”) over the expenses of the Fund. The Fund invests in futures contracts in an attempt to track its Index.  The Index is intended to reflect the change in market value of the energy sector. The commodities comprising the Index are Light Sweet Crude Oil, Ultra Low Sulphur Diesel (also commonly known as Heating Oil), Brent Crude Oil, RBOB Gasoline and Natural Gas (each, an “Index Commodity,” and collectively, the “Index Commodities”).

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in exchange-traded funds (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”).  The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes.

The Commodity Futures Trading Commission (the “CFTC”) and certain futures exchanges impose position limits on futures contracts that reference Index Commodities (the “Index Contracts”). The Managing Owner may determine to invest in other futures contracts if at any time it is impractical or inefficient to gain full or partial exposure to an Index Commodity through the use of Index Contracts. These other futures contracts may or may not be based on an Index Commodity. When they are not, the Managing Owner may seek to select futures contracts that it reasonably believes tend to exhibit trading prices that correlate with an Index Contract.

As the Fund approaches or reaches position limits with respect to an Index Commodity, the Fund may commence investing in Index Contracts that reference other Index Commodities. In those circumstances, the Fund may also trade in futures contracts based on commodities other than Index Commodities that the Managing Owner reasonably believes tend to exhibit trading prices that correlate with an Index Contract.

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The Fund commenced investment operations on January 3, 2007. The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC) on January 5, 2007 and, since November 25, 2008, has been listed on the NYSE Arca, Inc. (the “NYSE Arca”).

This Quarterly Report (the “Report”) covers the three months ended June 30, 2017 and 2016 (hereinafter referred to as the “Three Months Ended June 30, 2017” and the “Three Months Ended June 30, 2016”, respectively) and the six months ended June 30, 2017 and 2016 (hereinafter referred to as the "Six Months Ended June 30, 2017" and the "Six Months Ended June 30, 2016", respectively).  The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

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

Note 2 - Summary of Significant Accounting Policies

A.  Basis of Presentation

The financial statements of the Fund have been prepared using U.S. GAAP.

The Fund has determined that it meets the definition of an investment company and has prepared the financial statements in conformity with U.S. GAAP for investment companies in conformity with accounting and reporting guidance of the Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services— Investment Companies.

B.  Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates by a significant amount. In addition, the Fund monitors for material events or transactions that may occur or become known after the period-end date and before the date the financial statements are released to print.

C.  Investment Valuations

Investments in open-end and closed-end registered investment companies that do not trade on an exchange are valued at the end-of-day net asset value (“NAV”) per share. Investments in open-end and closed-end registered investment companies that trade on an exchange are valued at the last sales price or official closing price as of the close of the customary trading session on the exchange where the security is principally traded.

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

D.  Investment Transactions and Investment Income

Investment transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of securities or derivatives are determined on a specific identification basis and recognized in the Statements of Income and Expenses in the period in which the contract is closed or the sale or disposition occurs, respectively. Interest income on United States Treasury Obligations is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Dividend income (net of withholding tax, if any) is recorded on the ex-dividend date.

E.  Profit and Loss Allocations and Distributions

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

No distributions were paid for the Three and Six Months Ended June 30, 2017 and 2016.

F.  Routine Operational, Administrative and Other Ordinary Expenses

The Managing Owner is responsible for all routine operational, administrative and other ordinary expenses of the Fund, including, but not limited to, computer services, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees and printing, mailing and duplication costs. The Fund does not reimburse the Managing Owner for the routine operational, administrative and other ordinary expenses of the Fund.

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs,  indemnification expenses or other nonroutine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three and Six Months Ended June 30, 2017 and 2016, the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the Three and Six Months Ended June 30, 2017 and 2016, respectively.

I.  Income Taxes

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

J.  Commodity Futures Contracts

The Fund utilizes derivative instruments to achieve its investment objective. A commodity futures contract is an agreement between counterparties to purchase or sell a specified underlying commodity for a specified price, or to pay or receive a cash amount based on the value of an index or other reference instrument, at a future date. Initial margin deposits required upon entering into futures contracts are satisfied by the segregation of specific securities or cash as collateral with the Commodity Broker. During the period that the commodity futures contracts are open, changes in the value of the contracts are recognized as unrealized gains or losses by recalculating the value of the contracts on a daily basis. Subsequent or variation margin payments are received or made depending upon whether unrealized gains or losses are incurred. These amounts are reflected as a receivable or payable on the Statements of Financial Condition. When the contracts are closed or expire, the Fund recognizes a realized gain or loss equal to the difference between the proceeds from, or cost of, the closing transaction and the Fund’s basis in the contract. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the Statements of Income and Expenses in the period in which the contract is closed or the changes occur, respectively.

Note 3 - Financial Instrument Risk

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

Credit risk is the possibility that a loss may occur due to the failure of the Commodity Broker and/or clearing_house to perform according to the terms of a futures contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Commodity Broker, when acting as the Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and the Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the futures contract or notional amounts of the instruments.

The Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind, other than agreements entered into in the normal course of business noted above.

Note 4 – Service Providers and Related Party Agreements

The Trustee

Under the Trust Agreement, Wilmington Trust Company, the trustee of the Trust and the Fund (the “Trustee”), has the power and authority to execute and file certificates as required by the Delaware Statutory Trust Act and to accept service of process on the Fund in the State of Delaware. The Managing Owner has the exclusive management and control of all aspects of the business of the Trust and the Fund. The Trustee will serve in that capacity until such time as the Managing Owner removes the Trustee or the Trustee resigns and a successor is appointed by the Managing Owner. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Managing Owner

The Managing Owner serves as the Fund’s commodity pool operator, commodity trading advisor and managing owner. The Fund pays the Managing Owner a management fee, monthly in arrears, in an amount equal to 0.75% per annum of the daily NAV of the Fund (the “Management Fee”). The Fund, for cash management purposes, invests in money market mutual funds and/or T-Bill ETFs that are managed by affiliates of the Managing Owner. The indirect portion of the management fee that the Fund incurs through such investments are in addition to the Management Fee paid to the Managing Owner. The Managing Owner has contractually agreed to waive the fees that it receives in an amount equal to the indirect management fees that the Fund incurs through its investments in affiliated money market mutual funds and/or affiliated T-Bill ETFs through June 20, 2018.

The Managing Owner waived fees of $10,246 and $16,985 for the Three and Six Months Ended June 30, 2017, respectively. The Managing Owner did not waive any fees for the Three and Six Months Ended June 30, 2016.

The Distributor

Effective June 20, 2016, Invesco Distributors, Inc. (the “Distributor”) became distributor and began providing certain distribution services to the Fund. Pursuant to the Distribution Services Agreement among the Managing Owner, the Fund and the Distributor, the Distributor assists the Managing Owner and the Fund’s administrator, The Bank of New York Mellon (the “Administrator” and the “Custodian”) with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials. Prior to June 20, 2016, ALPS Distributors, Inc. provided distribution services to the Fund.

The Managing Owner pays the Distributor a distribution fee out of the Management Fee.

The Commodity Broker

Morgan Stanley & Co. LLC, a Delaware limited liability company, serves as the Fund’s futures clearing broker (the “Commodity Broker”). The Commodity Broker is registered with the CFTC as a futures commission merchant and is a member of the NFA in such capacity.

A variety of executing brokers execute futures transactions on behalf of the Fund. Such executing brokers give-up all such transactions to the Commodity Broker. In its capacity as clearing broker, the Commodity Broker may execute or receive transactions executed by others and clears all of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. The Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund.

The Administrator, Custodian and Transfer Agent

The Bank of New York Mellon is the administrator, custodian and transfer agent of the Fund. The Fund and the Administrator have entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, NAV calculations, accounting and other fund administrative services. The Administrator maintains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details, and trading and related documents received from the Commodity Broker. The Managing Owner pays the Administrator fees for its services out of the Management Fee.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund deposits cash and United States Treasury Obligations with the Commodity Broker, subject to CFTC regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized profit or loss on open futures contracts represents the Fund’s overall equity in its broker trading account. To meet the Fund’s maintenance margin requirements, the Fund holds United States Treasury Obligations with the Commodity Broker. The Fund transfers cash to the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on any excess cash deposited with the Commodity Broker and incurs interest expense on any deficit balance with the Commodity Broker. The Fund may deposit T-Bill ETFs and money market mutual funds with the Commodity Broker as margin, to the extent permissible under CFTC rules.

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

The Fund’s remaining cash, United States Treasury Obligations, T-Bill ETFs and money market mutual fund holdings are on deposit with the Custodian. The Fund is permitted to temporarily carry a negative or overdrawn balance in its account with the Custodian. Such balances, if any at period-end, are shown on the Statements of Financial Condition under the payable caption Due to custodian.

Note 6 - Additional Valuation Information

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

The following is a summary of the tiered valuation input levels as of June 30, 2017:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$68,960,600	$—	$68,960,600
Exchange-Traded Fund	20,042,880	—	—	20,042,880
Money Market Mutual Fund	8,683,628	—	—	8,683,628
	28,726,508	68,960,600	—	97,687,108
Commodity Futures Contracts (a)	(9,572,419)	—	—	(9,572,419)
Total Investments	$19,154,089	$68,960,600	$—	$88,114,689

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$183,837,528	$—	$183,837,528
Money Market Mutual Fund	9,388,271	—	—	9,388,271
	9,388,271	183,837,528	—	193,225,799
Commodity Futures Contracts (a)	13,044,456	—	—	13,044,456
Total Investments	$22,432,727	$183,837,528	$—	$206,270,255

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2017		December 31, 2016
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$143,912	$(9,716,331)	$13,044,456	$—

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the June 30, 2017 and December 31, 2016 Statements of Financial Condition.

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of June 30, 2017, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$11,615,757	$(9,716,331)	$1,899,426	$—	$—	$1,899,426

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2016, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$13,044,456	$(12,931,715)	$112,741	$—	$—	$112,741

(a)	As of June 30, 2017 and December 31, 2016, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain or (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2017	2016
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(7,403,309)	$(3,280,539)
	Net Change in Unrealized Gain (Loss)	(4,470,811)	18,760,148
Total		$(11,874,120)	$15,479,609

		For the Six Months Ended
	Location of Gain or (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2017	2016
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(5,307,271)	$(25,176,493)
	Net Change in Unrealized Gain (Loss)	(22,616,875)	34,542,368
Total		$(27,924,146)	$9,365,875

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Average Notional Value	$126,793,137	$106,121,046	$148,335,068	$95,874,547

Note 8 -- Investments in Affiliates

The Fund's investment adviser also serves as the adviser for PowerShares Treasury Collateral Portfolio, and therefore, PowerShares Treasury Collateral Portfolio is considered to be affiliated with the Fund. The following is a summary of the transactions in, and earnings from, investments in PowerShares Treasury Collateral Portfolio for the three months and six months ended June 30, 2017.

	Value 04/01/2017	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2017	Dividend Income
PowerShares Treasury Collateral Portfolio	$20,006,818	$—	$—	$36,062	$—	$20,042,880	$—

	Value 01/01/2017	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2017	Dividend Income
PowerShares Treasury Collateral Portfolio	$—	$20,000,061	$—	$42,819	$—	$20,042,880	$—

Note 9 - Share Purchases and Redemptions

(a) Purchases

On any business day, an Authorized Participant may place an order with the Administrator, which also serves as the Fund’s transfer agent (“Transfer Agent”) to create one or more Baskets. Each Basket consists of a block of 200,000 Shares. For purposes of processing both creation and redemption orders, a “business day” means any day other than a day when banks in New York City are required or permitted to be closed. Creation orders must be placed by 10:00 a.m., Eastern Time. The day on which the Transfer Agent receives a valid creation order is the creation order date. The day on which a creation order is settled is the creation order settlement date. Cash settlement occurs at the creation order settlement date. As provided below, the creation order settlement date may occur up to three business days after the creation order date. By placing a creation order, and prior to delivery of such Baskets, an Authorized Participant’s Depository Trust Company (“DTC”) account is charged the non-refundable transaction fee due for the creation order.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, Baskets are issued on the creation order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the creation order date at the applicable NAV per Share as of the closing time of the NYSE Arca or the last to close of the exchanges on which its futures contracts are traded, whichever is later, on the creation order date, but only if the required payment has been timely received. Upon submission of a creation order, the Authorized Participant may request the Managing Owner to agree to a creation order settlement date up to three business days after the creation order date.

(b) Redemptions

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Baskets. Redemption orders must be placed by 10:00 a.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. Cash settlement occurs at the redemption order settlement date. As provided below, the redemption order settlement date may occur up to three business days after the redemption order date. The redemption procedures allow Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 200,000 and only through an Authorized Participant.

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

The redemption proceeds from the Fund consist of the cash redemption amount. The cash redemption amount is equal to the NAV of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Fund’s futures contracts are traded, whichever is later, on the redemption order date. The Managing Owner will distribute the cash redemption amount at the redemption order settlement date as of 2:45 p.m., Eastern Time, on the redemption order settlement date through DTC to the account of the Authorized Participant as recorded on DTC’s book-entry system.

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

Note 10 - Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services for the Fund. The Trust Agreement provides for the Fund to indemnify the Managing Owner and any affiliate of the Managing Owner that provides services to the Fund to the maximum extent permitted by applicable law, subject to certain exceptions for disqualifying conduct by the Managing Owner or such an affiliate.  As of June 30, 2017 and December 31, 2016, no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the Three and Six Months Ended June 30, 2017 and 2016. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Asset Value
Net asset value per Share, beginning of period	$12.59	$10.48	$13.80	$11.15
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(0.99)	2.09	(2.19)	1.43
Net investment income (loss) (a)	(0.01)	(0.02)	(0.02)	(0.03)
Net income (loss)	(1.00)	2.07	(2.21)	1.40
Net asset value per Share, end of period	$11.59	$12.55	$11.59	$12.55
Market value per Share, beginning of period (b)	$12.61	$10.46	$13.79	$11.17
Market value per Share, end of period (b)	$11.60	$12.57	$11.60	$12.57

Ratio to average Net Assets (c)
Net investment income (loss)	(0.15)%	(0.52)%	(0.25)%	(0.54)%
Expenses, after waivers	0.75%	0.78%	0.75%	0.78%
Expenses, prior to waivers	0.78%	0.78%	0.78%	0.78%
Total Return, at net asset value (d)	(7.94)%	19.75%	(16.01)%	12.56%
Total Return, at market value (d)	(8.01)%	20.17%	(15.88)%	12.53%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
(d)

Total Return, at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, reinvestment of all dividends and distributions at NAV during the period, and redemption of Shares on the last day of the period. Total Return, at NAV includes adjustments in accordance with U.S. GAAP and as such, the NAV for financial reporting purposes and the returns based upon those NAVs may differ from the NAVs and returns for shareholder transactions. Total Return, at market value is calculated assuming an initial investment made at the market value at the beginning of the period, reinvestment of all dividends and distributions at market value during the period, and redemption of Shares at the market value on the last day of the period. Not annualized for periods less than one year, if applicable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to future events and financial results. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the registrant’s current expectations, estimates and projections about the registrant’s business and industry and its beliefs and assumptions about future events. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. PowerShares DB Energy Fund’s (the “Fund”) forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, and in the broader economy may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

Overview/Introduction

On February 23, 2015 (the “Closing Date”), Invesco completed the purchase of the assets of DB Commodity Services LLC, a Delaware limited liability company (“DBCS”), including all of its interests in the Fund, a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, and the sole and exclusive power to direct the business and affairs of the Trust and the Fund, as well as certain other assets of DBCS pertaining to the management of the Trust and the Fund, pursuant to the terms and conditions of a certain asset purchase agreement (the “Transaction”). Invesco now serves as the managing owner (the “Managing Owner”), commodity pool operator and commodity trading advisor of the Trust and the Fund, in replacement of DBCS (the “Predecessor Managing Owner”).  The Managing Owner is registered with the Commodity Futures Trading Commission (the “CFTC”) as a commodity pool operator and a commodity trading advisor, and it is a member firm of the National Futures Association (the “NFA”).

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

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in exchange-traded funds (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”).  The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes.

The Fund pursues its investment objective by investing in a portfolio of exchange-traded commodity futures contracts that expire in a specific month and trade on a specific exchange (the “Index Contracts”) in the Index Commodities. The Fund also holds United States Treasury Obligations and T-Bill ETFs, if any, for deposit with Morgan Stanley & Co. LLC, the Fund’s commodity broker (the “Commodity Broker”) as margin, to the extent permissible under CFTC rules, and United States Treasury Obligations, cash, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, on deposit with The Bank of New York Mellon (the “Custodian”), for cash management purposes. The aggregate notional value of the commodity futures contracts owned by the Fund is expected to approximate the aggregate net asset value (“NAV”) of the Fund, as opposed to the aggregate Index value.

The Shares are intended to provide investment results that generally correspond to the changes, positive or negative, in the levels of the Index over time. The value of the Shares is expected to fluctuate in relation to changes in the value of the Fund’s portfolio. The market price of the Shares may not be identical to the NAV per Share, but these two valuations are expected to be very close.

Index Description

The Managing Owner pays Deutsche Bank Securities Inc. (the “Index Sponsor”) a licensing fee and an index services fee for performing its duties.

Neither the Managing Owner nor any affiliate of the Managing Owner has any rights to influence the selection of the futures contracts underlying the Index. The Managing Owner has entered into a license agreement with the Index Sponsor to use the Index.

The Fund is not sponsored or endorsed by Deutsche Bank AG, Deutsche Bank Securities Inc. or any subsidiary or affiliate of Deutsche Bank AG or Deutsche Bank Securities Inc. (collectively, “Deutsche Bank”). The DBIQ Optimum Yield Energy Index Excess Return™ (the “Index”) is the exclusive property of Deutsche Bank Securities Inc. “DBIQ” and “Optimum Yield” are service marks of Deutsche Bank AG and have been licensed for use for certain purposes by Deutsche Bank Securities Inc. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index makes any representation or warranty, express or implied, concerning the Index, the Fund or the advisability of investing in securities generally. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index has any obligation to take the needs of the Managing Owner or its clients into consideration in determining, composing or calculating the Index. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index is responsible for or has participated in the determination of the timing of, prices at, quantities or valuation of the Fund. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index has any obligation or liability in connection with the administration or trading of the Fund.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of June 30, 2017:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil	22.25%
Ultra Low Sulphur Diesel	22.20
Brent Crude Oil	22.04
RBOB Gasoline	22.84
Natural Gas	10.67
Closing Level as of June 30, 2017:	100.00%

Please see http://www. powershares.com with respect to the most recently available weighted composition of the Fund and the composition of the Index.

The CFTC and certain futures exchanges impose position limits on Index Contracts. The Managing Owner may determine to invest in other futures contracts if at any time it is impractical or inefficient to gain full or partial exposure to an Index Commodity through the use of Index Contracts.  These other futures contracts may or may not be based on an Index Commodity.  When they are not, the Managing Owner may seek to select futures contracts that it reasonably believes tend to exhibit trading prices that correlate with an Index Contract.

As the Fund approaches or reaches position limits with respect to an Index Commodity, the Fund may commence investing in Index Contracts that reference other Index Commodities. In those circumstances, the Fund may also trade in futures contracts based on commodities other than Index Commodities that the Managing Owner reasonably believes tend to exhibit trading prices that correlate with an Index Contract.

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

Liquidity

The Fund’s entire source of capital is derived from the Fund’s offering of Shares to certain eligible financial institutions (the “Authorized Participants”). The Fund in turn allocates its net assets to commodities trading. A significant portion of the NAV is held in United States Treasury Obligations, which may be used as margin for the Fund’s trading in commodity futures contracts and United States Treasury Obligations, money market mutual funds, cash and T-Bill ETFs, which may be used for cash management purposes. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Fund’s commodity interests change. A portion of the Fund’s United States Treasury Obligations and cash is held for deposit with the Commodity Broker to meet margin requirements. All remaining cash, money market mutual funds, T-Bill ETFs and United States Treasury Obligations are on deposit with the Custodian. Interest earned on the Fund’s interest-bearing funds and dividends from the Fund’s holdings of money market mutual funds are paid to the Fund. Any dividends or distributions of capital gains received from the Fund’s holdings of T-Bill ETFs are paid to the Fund.

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

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more blocks of 200,000 Shares (the “Baskets”). Redemption orders must be placed by 10:00 a.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. As provided below, the redemption order settlement date may occur up to three business days after the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 200,000 and only through an Authorized Participant.

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

Cash Flows

A primary cash flow activity of the Fund is to raise capital from Authorized Participants through the issuance of Shares. This cash is used to invest in United States Treasury Obligations, money market mutual funds and T-Bill ETFs and to meet margin requirements as a result of the positions taken in futures contracts to match the fluctuations of the Index the Fund is seeking to track.

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

Operating Activities

Net cash flow provided by (used for) operating activities was $65.6 million and $(39.0) million for the Six Months Ended June 30, 2017 and 2016, respectively. These amounts primarily include net income (loss), net purchases and sales of money markets mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in futures contracts in an attempt to track its Index. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes only.

During the Six Months Ended June 30, 2017, $167.7 million was paid to purchase United States Treasury Obligations and $283.0 million was received from sales and maturing United States Treasury Obligations. During the Six Months Ended June 30, 2016, $234.9 million was paid to purchase United States Treasury Obligations and $181.7 million was received from sales and maturing United States Treasury Obligations. $143.0 million was received from sales of affiliated investments and $162.3 million was paid to purchase affiliated investments during the Six Months Ended June 30, 2017. There were no purchases or sales of affiliated investments during the Six Months Ended June 30, 2016.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $(65.5) million and $57.8 million during the Six Months Ended June 30, 2017 and 2016, respectively. This included $42.5 million and $98.2 million from Shares purchased by Authorized Participants and $107.9 million and $40.4 million from Shares redeemed by Authorized Participants during the Six Months Ended June 30, 2017 and 2016, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

The following graphs illustrate the percentage changes in (i) the market price of the Shares (as reflected by the line “Market”), (ii) the Fund’s NAV (as reflected by the line “NAV”), and (iii) the closing levels of the Index (as reflected by the line “DBIQ Opt Yield Energy Index ER”) during the Three and Six Months Ended June 30, 2017 and 2016, respectively. Whenever the Treasury Income, Money Market Income and T-Bill ETF Income earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the level of the Index at that time primarily because the Share price reflects Treasury Income, Money Market Income or T-Bill ETF Income. There can be no assurance that the price of the Shares of the Fund’s NAV will exceed the Index level at any time.

No representation is being made that the Index will or is likely to achieve closing levels consistent with or similar to those set forth herein. Similarly, no representation is being made that the Fund will generate profits or losses similar to the Fund’s past performance or changes in the Index closing levels.

COMPARISON OF MARKET, NAV AND DBIQ OPT YIELD ENERGY INDEX ER FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

Performance Summary

This Report covers the three months ended June 30, 2017 and 2016 (hereinafter referred to as the “Three Months Ended June 30, 2017” and the “Three Months Ended June 30, 2016”, respectively) and the six months ended June 30, 2017 and 2016 (hereinafter referred to as the “Six Months Ended June 30, 2017” and the “Six Months Ended June 30, 2016”, respectively). The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the notional amounts of the Index Commodities are broadly in proportion to historic levels of the world’s production and stocks of the Index Commodities.  Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The DBIQ Optimum Yield Energy Index Total Return™ (the “DBIQ-OY Energy TR™”) consists of the Index plus 3-month United States Treasury Obligations returns. Past results of the DBIQ-OY Energy TR™ are not necessarily indicative of future changes, positive or negative, in the closing levels of the DBIQ-OY Energy TR™.

The section “Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2017 and 2016” below provides an overview of the changes in the closing levels of the DBIQ-OY Energy TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Energy TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2017 and 2016

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY ENERGY TR™
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2017	2016	2017	2016
DB Light Sweet Crude Oil Indices	(8.22)%	17.83%	(16.45)%	1.25%
DB Ultra Low Sulphur Diesel Indices	(7.84)	25.72	(16.58)	24.39
DB Brent Crude Oil Indices	(8.27)	18.27	(15.25)	15.16
DB RBOB Gasoline Indices	(5.98)	13.48	(14.67)	10.06
DB Natural Gas Indices	(8.44)	30.53	(14.35)	15.90
AGGREGATE RETURN	(7.67)%	20.00%	(15.59)%	12.93%

If the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income, were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund would be expected to outperform the Index and underperform the DBIQ-OY Energy TR™. The only difference between (i) the Index (the “Excess Return Index”) and (ii) the DBIQ-OY Energy TR™ (the “Total Return Index”) is that the Excess Return Index does not include interest income from fixed income securities while the Total Return Index does include such a component. Thus, the difference between the Excess Return Index and the Total Return Index is attributable entirely to the interest income attributable to the fixed income securities reflected in the Total Return Index. The Total Return Index does not actually hold any fixed income securities. If the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Excess Return Index by the amount of the excess, if any, of the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income over its fees and expenses. As a result of the Fund’s fees and expenses, however, the aggregate return on the Fund is expected to underperform the Total Return Index. If the Fund’s fees and expenses were to exceed the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income, the aggregate return on an investment in the Fund is expected to underperform the Excess Return Index.

FOR THE THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2016

Fund Share Price Performance

For the Three Months Ended June 30, 2017, the NYSE Arca market value of each Share decreased 8.01% from $12.61 per Share to $11.60 per Share. The Share price low and high for the Three Months Ended June 30, 2017 and related change from the Share price on March 31, 2017 was as follows: Shares traded at a low of $10.81 per Share (-14.28%) on June 21, 2017, and a high of $13.17 per Share (+4.44%) on April 13, 2017.

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

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2017, the NAV of each Share decreased 7.94% from $12.59 per Share to $11.59 per Share. Falling commodity futures contracts prices for Light Sweet Crude Oil, Ultra Low Sulphur Diesel, Brent Crude Oil, RBOB Gasoline, and Natural Gas during the Three Months Ended June 30, 2017 contributed to an overall 7.87% decrease in the level of the Index and to a 7.67% decrease in the level of the DBIQ-OY Energy TR™.

Net income (loss) for the Three Months Ended June 30, 2017 was $(11.9) million, primarily resulting from $0.2 million of income, net realized gain (loss) of $(7.4) million, net change in unrealized gain (loss) of $(4.5) million and operating expenses of $0.2 million.

For the Three Months Ended June 30, 2016, the NAV of each Share increased 19.75% from $10.48 per Share to $12.55 per Share. Rising commodity futures contract prices for Light Sweet Crude Oil, Ultra Low Sulphur Diesel, Brent Crude Oil, RBOB Gasoline, and Natural Gas during the Three Months Ended June 30, 2016 contributed to an overall 20.00% increase in the level of the DBIQ-OY Energy TR™.

Net income (loss) for the Three Months Ended June 30, 2016 was $15.4 million, primarily resulting from interest income of $0.1 million, net realized gain (loss) of $(3.3) million, net change in unrealized gain (loss) of $18.8 million and operating expenses of $0.2 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2017 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2016

Fund Share Price Performance

For the Six Months Ended June 30, 2017, the NYSE Arca market value of each Share decreased 15.88% from $13.79 per Share to $11.60 per Share. The Share price low and high for the Six Months Ended June 30, 2017 and related change from the Share price on December 31, 2016 was as follows: Shares traded at a low of $10.81 per Share (-21.65%) on June 21, 2017, and a high of $13.64 per Share (-1.12%) on January 5, 2017.

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

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2017, the NAV of each Share decreased 16.01% from $13.80 per Share to $11.59 per Share. Falling commodity futures contracts prices for Light Sweet Crude Oil, Ultra Low Sulphur Diesel, Brent Crude Oil, RBOB Gasoline, and Natural Gas during the Six Months Ended June 30, 2017 contributed to an overall 15.91% decrease in the level of the Index and to a 15.59% decrease in the level of the DBIQ-OY Energy TR™.

Net income (loss) for the Six Months Ended June 30, 2017 was $(28.1) million, primarily resulting from $0.4 million of income, net realized gain (loss) of $(5.3) million, net change in unrealized gain (loss) of $(22.6) million and operating expenses of $0.6 million.

For the Six Months Ended June 30, 2016, the NAV of each Share increased 12.56% from $11.15 per Share to $12.55 per Share. Rising commodity futures contract prices for Light Sweet Crude Oil, Ultra Low Sulphur Diesel, Brent Crude Oil, RBOB Gasoline, and Natural Gas during the Six Months Ended June 30, 2016 contributed to an overall 12.93% increase in the level of DBIQ-OY Energy TR™.

Net income (loss) for the Six Months Ended June 30, 2016 was $9.1 million, primarily resulting from interest income of $0.1 million, net realized gain (loss) of $(25.2) million, net change in unrealized gain (loss) of $34.5 million and operating expenses of $0.3 million.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 3 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies on Form 10-K for the Year Ended December 31, 2016.

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

The Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Fund’s NAV. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as NAVs are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. For the avoidance of doubt, from inception up to and excluding the Closing Date, all Management Fees and commission payments were paid to the Predecessor Managing Owner and Deutsche Bank Securities Inc. (the “Predecessor Commodity Broker”), respectively. Since the Closing Date, the Managing Owner has served as managing owner of the Fund and the Commodity Broker has served as the Fund’s futures clearing broker and all Management Fee accruals and commission accruals since the Closing Date have been paid to the Managing Owner and the Commodity Broker, respectively.

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

VaR is a statistical measure of the value of losses that would not be expected to be exceeded over a given time horizon and at a given probability level arising from movement of underlying risk factors. Loss is measured as a decline in the fair value of the portfolio as a result of changes in any of the material variables by which fair values are determined. VaR is measured over a specified holding period (one day) and to a specified level of statistical confidence (99th percentile). However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s experience to date (i.e., “risk of ruin”). In light of these considerations, as well as the risks and uncertainties intrinsic to all future projections, the following VaR presentation does not constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR.

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s net assets.

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2017.

				For the Six Months Ended
				June 30, 2017
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Energy Fund	$99,704,049	1.30%	$3,016,044	17

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2016.

				For the Year Ended
				December 31, 2016
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Energy Fund	$193,214,737	1.75%	$7,866,723	17

*

The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s net assets and uses a one year look back.

THE FUND’S NON-TRADING MARKET RISK

The Fund has non-trading market risk as a result of investing in short-term United States Treasury Obligations, T-Bill ETFs and money market mutual funds. As such, the market risk represented by these investments is not expected to be material.  Although the Fund purchases and sells shares of T-Bill ETFs on an exchange, it does not establish or liquidate those positions for trading purposes.

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

The following were the primary trading risk exposures of the Fund as of June 30, 2017 by Index Commodity.

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

QUALITATIVE DISCLOSURES REGARDING NON-TRADING MARKET RISK EXPOSURE

As noted above, the Fund has non-trading market risk as a result of investing in short-term United States Treasury Obligations, T-Bill ETFs and money market mutual funds. As such, the market risk represented by these investments is not expected to be material.

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

Under ordinary circumstances, the Managing Owner’s discretionary power is limited to determining whether the Fund will make a distribution. Under emergency or extraordinary circumstances, the Managing Owner’s discretionary powers increase, but remain circumscribed. These special circumstances, for example, include the unavailability of the Index or certain natural or man-made disasters. The Managing Owner does not actively manage the Fund to avoid losses. The Fund only takes long positions in investments and does not employ “stop-loss” techniques.

ITEM 4.	CONTROLS AND PROCEDURES.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2017:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2017 to April 30, 2017	1,000,000	$12.78
May 1, 2017 to May 31, 2017	3,200,000	11.97
June 1, 2017 to June 30, 2017	600,000	11.57
Total	4,800,000	$12.09

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Energy Fund – June 30, 2017 and December 31, 2016 (Unaudited), (ii) the Schedule of Investments of PowerShares DB Energy Fund – June 30, 2017 (Unaudited), (iii) the Schedule of Investments of PowerShares DB Energy Fund – December 31, 2016 (Unaudited), (iv) the Statements of Income and Expenses of PowerShares DB Energy Fund – For the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of PowerShares DB Energy Fund – For the Three Months Ended June 30, 2017 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of PowerShares DB Energy Fund – For the Three Months Ended June 30, 2016 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of PowerShares DB Energy Fund – For the Six Months Ended June 30, 2017 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of PowerShares DB Energy Fund – For the Six Months Ended June 30, 2016 (Unaudited), (ix) the Statements of Cash Flows of PowerShares DB Energy Fund – For the Six Months Ended June 30, 2017 and 2016 (Unaudited), and (x) Notes to Unaudited Financial Statements of PowerShares DB Energy Fund – June 30, 2017.

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

Dated: August 7, 2017