Form 10-Q
period 2017-09-30
PowerShares DB Energy Fund; PowerShares DB Multi-Sector Commodity Trust
filed 2017-11-09
CIK 1383062, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of outstanding Shares as of September 30, 2017: 11,400,000 Shares.

POWERSHARES DB ENERGY FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Energy Fund

Statements of Financial Condition

September 30, 2017 and December 31, 2016

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
United States Treasury Obligations, at value (cost $122,697,747 and $183,843,172, respectively)	$122,708,590	$183,837,528
Affiliated investments, at value (cost $24,854,663 and $9,388,271, respectively)	24,944,932	9,388,271
Other investments:
Variation margin receivable- Commodity Futures Contracts	—	112,741
Receivable for:
Dividends from affiliates	5,728	2,258
Total assets	$147,659,250	$193,340,798

Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$734,075	—
Payable for:
Due to custodian	—	500
Management fees	80,809	122,985
Brokerage commissions and fees	5,007	2,576
Total liabilities	819,891	126,061
Commitments and Contingencies (Note 10)

Equity
Shareholder's equity—General Shares	515	552
Shareholders' equity—Shares	146,838,844	193,214,185
Total shareholders' equity	146,839,359	193,214,737
Total liabilities and equity	$147,659,250	$193,340,798

General Shares outstanding	40	40
Shares outstanding	11,400,000	14,000,000
Net asset value per share	$12.88	$13.80
Market value per share	$12.84	$13.79

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Energy Fund

Schedule of Investments

September 30, 2017

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.970% due October 26, 2017	3.40%	$4,996,896	$5,000,000
U.S. Treasury Bills, 1.000% due November 24, 2017	28.56	41,938,835	42,000,000
U.S. Treasury Bills, 1.020% due December 7, 2017	3.40	4,991,017	5,000,000
U.S. Treasury Bills, 1.050% due January 4, 2018(b)	38.72	56,847,029	57,000,000
U.S. Treasury Bills, 1.115% due March 1, 2018	9.49	13,934,813	14,000,000
Total United States Treasury Obligations (cost $122,697,747)	83.57%	$122,708,590
Affiliated Investments			Shares
Exchange-Traded Fund
PowerShares Treasury Collateral Portfolio (cost $20,000,061)(c)(d)	13.68%	$20,090,330	189,800
Money Market Mutual Fund
Premier U.S. Government Money Portfolio - Institutional Class, 0.92% (cost $4,854,602)(e)	3.30%	4,854,602	4,854,602
Total Affiliated Investments (cost $24,854,663)	16.98%	24,944,932
Total Investments in Securities (cost $147,552,410)	100.55%	$147,653,522

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $22,937,900 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated company. The security and the Fund are affiliated by having the same investment adviser. See Note 8.

(d)     Non-Income producing security.

(e)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of September 30, 2017.

Open Commodity Futures Contracts	Numbers of Contracts	Expiration Date	Notional Value	Value(f)	Unrealized Appreciation (Depreciation)(f)
Long Futures Contracts
ICE-UK Brent Crude	588	October - 2017	$33,392,520	$1,043,263	$1,043,263
NYMEX Natural Gas	464	April - 2018	13,474,560	345,823	345,823
NYMEX NY Harbor ULSD	456	May - 2018	33,041,031	3,036,561	3,036,561
NYMEX RBOB Gasoline	523	November - 2017	34,677,724	965,947	965,947
NYMEX WTI Crude	617	February - 2018	33,232,080	(475,603)	(475,603)
Total Commodity Futures Contracts				$4,915,991	$4,915,991

(f)	Unrealized Appreciation (Depreciation) and Value is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Energy Fund

Schedule of Investments

December 31, 2016

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 0.490% due January 19, 2017	9.83%	$18,996,561	$19,000,000
U.S. Treasury Bills, 0.485% due January 26, 2017	25.35	48,987,113	49,000,000
U.S. Treasury Bills, 0.490% due March 2, 2017	27.41	52,959,455	53,000,000
U.S. Treasury Bills, 0.530% due April 6, 2017(b)	20.68	39,946,080	40,000,000
U.S. Treasury Bills, 0.625% due May 18, 2017	11.88	22,948,319	23,000,000
Total United States Treasury Obligations (cost $183,843,172)	95.15%	$183,837,528
Money Market Mutual Fund			Shares
Premier U.S. Government Money Portfolio- Institutional Class, 0.41% (cost $9,388,271)(c)	4.86%	$9,388,271	9,388,271
Total Investments in Securities (cost $193,231,443)	100.01%	$193,225,799

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to year end.
(b)	United States Treasury Obligations of $22,967,800 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of December 31, 2016.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Unrealized Appreciation (Depreciation)(d)
Long Futures Contracts
ICE-UK Brent Crude	722	October - 2017	$42,403,060	$2,177,150
NYMEX Natural Gas	572	August - 2017	20,317,440	2,332,659
NYMEX NY Harbor ULSD	591	May - 2017	43,418,642	3,638,171
NYMEX RBOB Gasoline	643	November - 2017	43,676,804	1,689,875
NYMEX WTI Crude	795	February - 2017	43,454,700	3,206,601
Total Commodity Futures Contracts				$13,044,456

(d)	Unrealized Appreciation (Depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Energy Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Income
Interest Income	$240,256	$86,614	$589,747	$189,516
Dividends from Affiliates	13,863	2,884	34,197	2,884
Total Income	254,119	89,498	623,944	192,400
Expenses
Management Fee	224,245	243,324	771,712	569,200
Brokerage Commissions and Fees	5,489	9,734	22,018	20,032
Interest Expense	515	1,856	3,988	4,115
Total Expenses	230,249	254,914	797,718	593,347
Less: Waivers	(7,082)	(1,413)	(24,067)	(1,413)
Net Expenses	223,167	253,501	773,651	591,934
Net Investment Income (Loss)	30,952	(164,003)	(149,707)	(399,534)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	(126)	(1,317)	(4,722)	1,417
Commodity Futures Contracts	(2,182,943)	180,502	(7,490,214)	(24,995,991)
Net Realized Gain (Loss)	(2,183,069)	179,185	(7,494,936)	(24,994,574)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	7,384	10,801	16,487	15,485
Affiliated Investments	47,450	—	90,269	—
Commodity Futures Contracts	14,488,410	(3,777,081)	(8,128,465)	30,765,287
Net Change in Unrealized Gain (Loss)	14,543,244	(3,766,280)	(8,021,709)	30,780,772
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	12,360,175	(3,587,095)	(15,516,645)	5,786,198
Net Income (Loss)	$12,391,127	$(3,751,098)	$(15,666,352)	$5,386,664

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Energy Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2017

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2017	40	$464	8,600,000	$99,703,585	$99,704,049
Purchases of Shares			4,200,000	51,820,918	51,820,918
Redemption of Shares			(1,400,000)	(17,076,735)	(17,076,735)
Net Increase (Decrease) due to Share Transactions			2,800,000	34,744,183	34,744,183
Net Income (Loss)
Net Investment Income (Loss)		1		30,951	30,952
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(2)		(2,183,067)	(2,183,069)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		52		14,543,192	14,543,244
Net Income (Loss)		51		12,391,076	12,391,127
Net Change in Shareholders' Equity	—	51	2,800,000	47,135,259	47,135,310
Balance at September 30, 2017	40	$515	11,400,000	$146,838,844	$146,839,359

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

PowerShares DB Energy Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2017

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2016	40	$552	14,000,000	$193,214,185	$193,214,737
Purchases of Shares			7,400,000	94,277,443	94,277,443
Redemption of Shares			(10,000,000)	(124,986,469)	(124,986,469)
Net Increase (Decrease) due to Share Transactions			(2,600,000)	(30,709,026)	(30,709,026)
Net Income (Loss)
Net Investment Income (Loss)		-		(149,707)	(149,707)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(18)		(7,494,918)	(7,494,936)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(19)		(8,021,690)	(8,021,709)
Net Income (Loss)		(37)		(15,666,315)	(15,666,352)
Net Change in Shareholders' Equity	—	(37)	(2,600,000)	(46,375,341)	(46,375,378)
Balance at September 30, 2017	40	$515	11,400,000	$146,838,844	$146,839,359

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

PowerShares DB Energy Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net Income (Loss)	$(15,666,352)	$5,386,664
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(328,217,499)	(358,766,924)
Proceeds from securities sold and matured	389,947,949	333,685,227
Cost of affiliated investments purchased	(234,455,719)	(41,014,151)
Proceeds from affiliated investments sold	218,989,327	33,906,529
Net accretion of discount on United States Treasury Obligations	(589,747)	(189,516)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	4,722	(1,417)
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(106,756)	(15,485)
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	846,816	438,557
Dividends from affiliates	(3,470)	(1,083)
Management fee	(42,176)	7,364
Brokerage commissions and fees	2,431	(2,392)
Net cash provided by (used for) operating activities	30,709,526	(26,566,627)
Cash flows from financing activities:
Proceeds from purchases of Shares	94,277,443	126,899,931
Redemption of Shares	(124,986,469)	(101,641,177)
Decrease in payable for amount due to custodian, net	(500)	—
Net cash provided by (used for) financing activities	(30,709,526)	25,258,754
Net change in cash	—	(1,307,873)
Cash at beginning of period	—	2,554,013
Cash at end of period	—	$1,246,140
Supplemental disclosure of cash flow information
Cash paid for interest	$3,988	$4,115

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Energy Fund

Notes to Unaudited Financial Statements

September 30, 2017

Note 1 - Organization

PowerShares DB Energy Fund (“the Fund”), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, was formed on August 3, 2006. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Fifth Amended and Restated Declaration of Trust, as amended, and Trust Agreement of the Trust (the “Trust Agreement”). The Fund has an unlimited number of shares authorized for issuance.

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

This Quarterly Report (the “Report”) covers the three months ended September 30, 2017 and 2016 (hereinafter referred to as the “Three Months Ended September 30, 2017” and the “Three Months Ended September 30, 2016”, respectively) and the nine months ended September 30, 2017 and 2016 (hereinafter referred to as the “Nine Months Ended September 30, 2017” and the “Nine Months Ended September 30, 2016”, respectively).  The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

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

Certain reclassifications have been made to prior year’s financial statements to conform to the current year presentation.

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

No distributions were paid for the Three and Nine Months Ended September 30, 2017 and 2016.

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other nonroutine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three and Nine Months Ended September 30, 2017 and 2016, the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the Three and Nine Months Ended September 30, 2017 and 2016, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2014.

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

Credit risk is the possibility that a loss may occur due to the failure of the Commodity Broker and/or clearing house to perform according to the terms of a futures contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Commodity Broker, when acting as the Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and the Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the futures contract or notional amounts of the instruments.

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

The Managing Owner

The Managing Owner serves as the Fund’s commodity pool operator, commodity trading advisor and managing owner. The Fund pays the Managing Owner a management fee, monthly in arrears, in an amount equal to 0.75% per annum of the daily NAV of the Fund (the “Management Fee”). The Fund, for cash management purposes, invests in money market mutual funds and/or T-Bill ETFs that are managed by affiliates of the Managing Owner. The indirect portion of the management fee that the Fund incurs through such investments is in addition to the Management Fee paid to the Managing Owner. The Managing Owner has contractually agreed to waive the fees that it receives in an amount equal to the indirect management fees that the Fund incurs through its investments in affiliated money market mutual funds and/or affiliated T-Bill ETFs at least through June 20, 2018.

The Managing Owner waived fees of $7,082 and $24,067 for the Three and Nine Months Ended September 30, 2017, respectively. The Managing Owner waived fees of $1,413 for the Three and Nine Months Ended September 30, 2016.

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

The Fund's policy is to recognize transfers in and out of the valuation levels as of the end of the reporting period. During the Nine Months Ended September 30, 2017, there were no material transfers between valuation levels.

The following is a summary of the tiered valuation input levels as of September 30, 2017:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$122,708,590	$—	$122,708,590
Exchange-Traded Fund	20,090,330	—	—	20,090,330
Money Market Mutual Fund	4,854,602	—	—	4,854,602
	24,944,932	122,708,590	—	147,653,522
Commodity Futures Contracts (a)	4,915,991	—	—	4,915,991
Total Investments	$29,860,923	$122,708,590	$—	$152,569,513

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$183,837,528	$—	$183,837,528
Money Market Mutual Fund	9,388,271	—	—	9,388,271
	9,388,271	183,837,528	—	193,225,799
Commodity Futures Contracts (a)	13,044,456	—	—	13,044,456
Total Investments	$22,432,727	$183,837,528	$—	$206,270,255

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2017		December 31, 2016
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$5,391,594	$(475,603)	$13,044,456	$—

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2017 and December 31, 2016 Statements of Financial Condition.

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of September 30, 2017, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$5,391,594	$(6,125,669)	$(734,075)	$734,075	$—	$—

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2016, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$13,044,456	$(12,931,715)	$112,741	$—	$—	$112,741

(a)	As of September 30, 2017 and December 31, 2016, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain or (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2017	2016
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(2,182,943)	$180,502
	Net Change in Unrealized Gain (Loss)	14,488,410	(3,777,081)
Total		$12,305,467	$(3,596,579)

		For the Nine Months Ended
	Location of Gain or (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2017	2016
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(7,490,214)	$(24,995,991)
	Net Change in Unrealized Gain (Loss)	(8,128,465)	30,765,287
Total		$(15,618,679)	$5,769,296

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Average Notional Value	$118,742,849	$130,938,488	$141,364,012	$103,427,329

Note 8 -- Investments in Affiliates

The Fund's investment adviser also serves as the adviser for PowerShares Treasury Collateral Portfolio, and therefore, PowerShares Treasury Collateral Portfolio is considered to be affiliated with the Fund. The following is a summary of the transactions in, and earnings from, investments in PowerShares Treasury Collateral Portfolio for the Three and Nine Months Ended September 30, 2017.

	Value 06/30/2017	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2017	Dividend Income
PowerShares Treasury Collateral Portfolio	$20,042,880	$—	$—	$47,450	$—	$20,090,330	$—

	Value 12/31/2016	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2017	Dividend Income
PowerShares Treasury Collateral Portfolio	$—	$20,000,061	$—	$90,269	$—	$20,090,330	$—

Note 9 - Share Purchases and Redemptions

(a) Purchases

On any business day, an Authorized Participant may place an order with the Administrator, which also serves as the Fund’s transfer agent (“Transfer Agent”) to create one or more Baskets. Each Basket consists of a block of 200,000 Shares. For purposes of processing both creation and redemption orders, a “business day” means any day other than a day when banks in New York City are required or permitted to be closed. Creation orders must be placed by 10:00 a.m., Eastern Time. The day on which the Transfer Agent receives a valid creation order is the creation order date. The day on which a creation order is settled is the creation order settlement date. Cash settlement occurs at the creation order settlement date. As provided below, the creation order settlement date may occur up to two business days after the creation order date. By placing a creation order, and prior to delivery of such Baskets, an Authorized Participant’s Depository Trust Company (“DTC”) account is charged the non-refundable transaction fee due for the creation order.

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

Upon submission of a creation order, the Authorized Participant may request the Managing Owner to agree to a creation order settlement date up to two business days after the creation order date.

(b) Redemptions

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Baskets. Redemption orders must be placed by 10:00 a.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. Cash settlement occurs at the redemption order settlement date. As provided below, the redemption order settlement date may occur up to two business days after the redemption order date. The redemption procedures allow Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 200,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund not later than the redemption order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to two business days after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

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

Note 10 - Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services for the Fund. The Trust Agreement provides for the Fund to indemnify the Managing Owner and any affiliate of the Managing Owner that provides services to the Fund to the maximum extent permitted by applicable law, subject to certain exceptions for disqualifying conduct by the Managing Owner or such an affiliate.  As of September 30, 2017 and December 31, 2016, no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the Three and Nine Months Ended September 30, 2017 and 2016. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Asset Value
Net asset value per Share, beginning of period	$11.59	$12.55	$13.80	$11.15
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	1.29	(0.11)	(0.90)	1.32
Net investment income (loss) (a)	—	(0.01)	(0.02)	(0.04)
Net income (loss)	1.29	(0.12)	(0.92)	1.28
Net asset value per Share, end of period	$12.88	$12.43	$12.88	$12.43
Market value per Share, beginning of period (b)	$11.60	$12.57	$13.79	$11.17
Market value per Share, end of period (b)	$12.84	$12.37	$12.84	$12.37

Ratio to average Net Assets (c)
Net investment income (loss)	0.10%	(0.51)%	(0.15)%	(0.53)%
Expenses, after waivers	0.75%	0.78%	0.75%	0.78%
Expenses, prior to waivers	0.77%	0.79%	0.78%	0.78%
Total Return, at net asset value (d)	11.13%	(0.96)%	(6.67)%	11.48%
Total Return, at market value (d)	10.69%	(1.59)%	(6.89)%	10.74%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of September 30, 2017:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil	21.95%
Ultra Low Sulphur Diesel	22.51
Brent Crude Oil	22.74
RBOB Gasoline	23.63
Natural Gas	9.17
Closing Level as of September 30, 2017:	100.00%

Please see http://www.powershares.com with respect to the most recently available weighted composition of the Fund and the composition of the Index.

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

Liquidity

The Fund’s entire source of capital is derived from the Fund’s offering of Shares to certain eligible financial institutions (the “Authorized Participants”). The Fund in turn allocates its net assets to commodities trading. A significant portion of the Fund’s investments is held in United States Treasury Obligations, which may be used as margin for the Fund’s trading in commodity futures contracts. In addition, United States Treasury Obligations, money market mutual funds, cash and T-Bill ETFs may be used for cash management purposes. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Fund’s commodity interests change. A portion of the Fund’s United States Treasury Obligations and cash is held for deposit with the Commodity Broker to meet margin requirements. All remaining cash, money market mutual funds, T-Bill ETFs and United States Treasury Obligations are on deposit with the Custodian. Interest earned on the Fund’s interest-bearing funds and dividends from the Fund’s holdings of money market mutual funds are paid to the Fund. Any dividends or distributions of capital gains received from the Fund’s holdings of T-Bill ETFs are paid to the Fund.

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

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more blocks of 200,000 Shares (the “Baskets”). Redemption orders must be placed by 10:00 a.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. As provided below, the redemption order settlement date may occur up to two business days after the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 200,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund not later than the redemption order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to two business days after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

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

As of the date of this Report, each of Deutsche Bank Securities Inc., Merrill Lynch Professional Clearing Corp., Virtu Financial Capital Markets LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, Virtu Financial BD LLC, Knight Capital Americas LLC, Timber Hill LLC, Morgan Stanley & Co. LLC, Jefferies LLC, Nomura Securities International Inc., RBC Capital Markets, LLC, UBS Securities LLC, Cantor Fitzgerald & Co., BNP Paribas Securities Corp., Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P. and Citadel Securities LLC has executed a Participant Agreement, and those firms are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used for) operating activities was $30.7 million and $(26.6) million for the Nine Months Ended September 30, 2017 and 2016, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in futures contracts in an attempt to track its Index. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes only.

During the Nine Months Ended September 30, 2017, $328.2 million was paid to purchase United States Treasury Obligations and $389.9 million was received from sales and maturing United States Treasury Obligations. During the Nine Months Ended September 30, 2016, $358.8 million was paid to purchase United States Treasury Obligations and $333.7 million was received from sales and maturing United States Treasury Obligations. $219.0 million was received from sales of affiliated investments and $234.5 million was paid to purchase affiliated investments during the Nine Months Ended September 30, 2017. $33.9 million was received from sales of affiliated investments and $41.0 million was paid to purchase affiliated investments during the Nine Months Ended September 30, 2016.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $(30.7) million and $25.3 million during the Nine Months Ended September 30, 2017 and 2016, respectively. This included $94.3 million and $126.9 million from Shares purchased by Authorized Participants and $125.0 million and $101.6 million from Shares redeemed by Authorized Participants during the Nine Months Ended September 30, 2017 and 2016, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

The following graphs illustrate the percentage changes in (i) the market price of the Shares (as reflected by the line “Market”), (ii) the Fund’s NAV (as reflected by the line “NAV”), and (iii) the closing levels of the Index (as reflected by the line “DBIQ Opt Yield Energy Index ER”) during the Three and Nine Months Ended September 30, 2017 and 2016, respectively. Whenever the Treasury Income, Money Market Income and T-Bill ETF Income earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the level of the Index at that time primarily because the Share price reflects Treasury Income, Money Market Income or T-Bill ETF Income. There can be no assurance that the price of the Shares of the Fund’s NAV will exceed the Index level at any time.

No representation is being made that the Index will or is likely to achieve closing levels consistent with or similar to those set forth herein. Similarly, no representation is being made that the Fund will generate profits or losses similar to the Fund’s past performance or changes in the Index closing levels.

COMPARISON OF MARKET, NAV AND DBIQ OPT YIELD ENERGY INDEX ER FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

Performance Summary

This Report covers the three months ended September 30, 2017 and 2016 (hereinafter referred to as the “Three Months Ended September 30, 2017” and the “Three Months Ended September 30, 2016”, respectively) and the nine months ended September 30, 2017 and 2016 (hereinafter referred to as the “Nine Months Ended September 30, 2017” and the “Nine Months Ended September 30, 2016”, respectively). The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2017 and 2016” below provides an overview of the changes in the closing levels of the DBIQ-OY Energy TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Energy TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity

Returns for the Three and Nine Months Ended September 30, 2017 and 2016

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY ENERGY TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2017	2016	2017	2016
DB Light Sweet Crude Oil Indices	9.80%	(2.25)%	(8.26)%	(1.03)%
DB Ultra Low Sulphur Diesel Indices	12.89	(0.63)	(5.83)	23.61
DB Brent Crude Oil Indices	14.82	(1.63)	(2.69)	13.28
DB RBOB Gasoline Indices	15.12	4.22	(1.77)	14.70
DB Natural Gas Indices	(4.29)	(6.45)	(18.03)	8.43
AGGREGATE RETURN	11.31%	(0.74)%	(6.05)%	12.09%

If the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund would be expected to outperform the Index and underperform the DBIQ-OY Energy TR™. The only difference between (i) the Index (the “Excess Return Index”) and (ii) the DBIQ-OY Energy TR™ (the “Total Return Index”) is that the Excess Return Index does not include interest income from fixed income securities while the Total Return Index does include such a component. Thus, the difference between the Excess Return Index and the Total Return Index is attributable entirely to the interest income attributable to the fixed income securities reflected in the Total Return Index. The Total Return Index does not actually hold any fixed income securities. If the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Excess Return Index by the amount of the excess, if any, of the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income over its fees and expenses. As a result of the Fund’s fees and expenses, however, the aggregate return on the Fund is expected to underperform the Total Return Index. If the Fund’s fees and expenses were to exceed the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income, the aggregate return on an investment in the Fund is expected to underperform the Excess Return Index.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2016

Fund Share Price Performance

For the Three Months Ended September 30, 2017, the NYSE Arca market value of each Share increased 10.69% from $11.60 per Share to $12.84 per Share. The Share price low and high for the Three Months Ended September 30, 2017 and related change from the Share price on June 30, 2017 was as follows: Shares traded at a low of $11.20 per Share (-3.45%) on July 7, 2017, and a high of $13.18 per Share (+13.62%) on September 25, 2017.

For the Three Months Ended September 30, 2016, the NYSE Arca market value of each Share decreased 1.59% from $12.57 per Share to $12.37 per Share. The Share price low and high for the Three Months Ended September 30, 2016 and related change from the Share price on June 30, 2016 was as follows: Shares traded at a low of $10.85 per Share (-13.69%) on August 2, 2016, and a high of $12.84 per Share (+2.15%) on July 1, 2016.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2017, the NAV of each Share increased 11.13% from $11.59 per Share to $12.88 per Share. Rising commodity futures contracts prices for Light Sweet Crude Oil, Ultra Low Sulphur Diesel, Brent Crude Oil and RBOB Gasoline were partially offset by falling commodity futures contract prices for Natural Gas during the Three Months Ended September 30, 2017, contributing to an overall 11.02% increase in the level of the index and to a 11.31% increase in the level of the DBIQ-OY Energy TR™.

Net income (loss) for the Three Months Ended September 30, 2017 was $12.4 million, primarily resulting from $0.3 million of income, net realized gain (loss) of $(2.2) million, net change in unrealized gain (loss) of $14.5 million and operating expenses of $0.2 million.

For the Three Months Ended September 30, 2016, the NAV of each Share decreased 0.96% from $12.55 per Share to $12.43 per Share. Falling commodity futures contract prices for Light Sweet Crude Oil, Ultra Low Sulphur Diesel, Brent Crude Oil, and Natural Gas were partially offset by rising commodity futures contract prices for RBOB Gasoline during the Three Months Ended September 30, 2016, contributing to an overall 0.74% decrease in the level of the DBIQ-OY Energy TR™.

Net income (loss) for the Three Months Ended September 30, 2016 was $(3.8) million, primarily resulting from income of $0.1 million, net realized gain (loss) of $0.2 million, net change in unrealized gain (loss) of $(3.8) million and operating expenses of $0.3 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2016

Fund Share Price Performance

For the Nine Months Ended September 30, 2017, the NYSE Arca market value of each Share decreased 6.89% from $13.79 per Share to $12.84 per Share. The Share price low and high for the Nine Months Ended September 30, 2017 and related change from the Share price on December 31, 2016 was as follows: Shares traded at a low of $10.81 per Share (-21.65%) on June 21, 2017, and a high of $13.64 per Share (-1.12%) on January 5, 2017.

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

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2017, the NAV of each Share decreased 6.67% from $13.80 per Share to $12.88 per Share. Falling commodity futures contracts prices for Light Sweet Crude Oil, Ultra Low Sulphur Diesel, Brent Crude Oil, RBOB Gasoline and Natural Gas during the Nine Months Ended September 30, 2017, contributed to an overall 6.64% decrease in the level of the Index and to a 6.05% decrease in the level of DBIQ-OY Energy TR™.

Net income (loss) for the Nine Months Ended September 30, 2017 was $(15.7) million, primarily resulting from $0.6 million of income, net realized gain (loss) of $(7.5) million, net change in unrealized gain (loss) of $(8.0) million and operating expenses of $0.8 million.

For the Nine Months Ended September 30, 2016, the NAV of each Share increased 11.48% from $11.15 per Share to $12.43 per Share. Rising commodity futures contract prices for Ultra Low Sulphur Diesel, Brent Crude Oil, RBOB Gasoline, and Natural Gas

were partially offset by falling commodity futures contract prices for Light Sweet Crude Oil during the Nine Months Ended September 30, 2016, contributing to an overall 12.09% increase in the level of DBIQ-OY Energy TR™.

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

The Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Fund’s NAV. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as NAVs are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. For the avoidance of doubt, from inception up to and excluding the Closing Date, all Management Fees and commission payments were paid to the Predecessor Managing Owner and Deutsche Bank Securities Inc. (the “Predecessor Commodity Broker”), respectively. Since the Closing Date, the Managing Owner has served as managing owner of the Fund and the Commodity Broker has served as the Fund’s futures clearing broker, and all Management Fee accruals and commission accruals since the Closing Date have been paid to the Managing Owner and the Commodity Broker, respectively.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2017.

				For the Nine Months Ended
				September 30, 2017
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Energy Fund	$146,839,359	1.12%	$3,821,697	20

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2016.

				For the Year Ended
				December 31, 2016
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Energy Fund	$193,214,737	1.75%	$7,866,723	17

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

The following were the primary trading risk exposures of the Fund as of September 30, 2017 by Index Commodity.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

If in the future the independence of PricewaterhouseCoopers LLP is called into question under the Loan Rule by circumstances that are not addressed in the SEC’s no-action letter, the Fund will need to take other action in order for the Fund’s filings with the SEC containing financial statements to be deemed compliant with applicable securities laws. Such additional actions could result in additional costs, impair the ability of the Fund to issue new shares or have other material adverse effects on the Fund. The SEC no-action relief was initially set to expire 18 months from issuance but has been extended by the SEC without an expiration date, except that the no-action letter will be withdrawn upon the effectiveness of any amendments to the Loan Rule designed to address the concerns expressed in the letter.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2017:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2017 to July 31, 2017	200,000	$11.76
August 1, 2017 to August 31, 2017	400,000	12.06
September 1, 2017 to September 30, 2017	800,000	12.38
Total	1,400,000	$12.20

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Energy Fund – September 30, 2017 and December 31, 2016 (Unaudited), (ii) the Schedule of Investments of PowerShares DB Energy Fund – September 30, 2017 (Unaudited), (iii) the Schedule of Investments of PowerShares DB Energy Fund – December 31, 2016 (Unaudited), (iv) the Statements of Income and Expenses of PowerShares DB Energy Fund – For the Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of PowerShares DB Energy Fund – For the Three Months Ended September 30, 2017 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of PowerShares DB Energy Fund – For the Three Months Ended September 30, 2016 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of PowerShares DB Energy Fund – For the Nine Months Ended September 30, 2017 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of PowerShares DB Energy Fund – For the Nine Months Ended September 30, 2016 (Unaudited), (ix) the Statements of Cash Flows of PowerShares DB Energy Fund – For the Nine Months Ended September 30, 2017 and 2016 (Unaudited), and (x) Notes to Unaudited Financial Statements of PowerShares DB Energy Fund – September 30, 2017.

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

Dated: November 7, 2017