Form 10-Q
period 2019-06-30
Invesco DB Energy Fund; Invesco DB Multi-Sector Commodity Trust
filed 2019-08-08
CIK 1383062, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of outstanding Shares as of June 30, 2019: 5,200,000 Shares.

INVESCO DB ENERGY FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Energy Fund

Statements of Financial Condition

June 30, 2019 and December 31, 2018

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
United States Treasury Obligations, at value (cost $48,858,103 and $67,736,084, respectively)	$48,876,437	$67,734,740
Affiliated investments, at value (cost $26,232,569 and $24,903,778, respectively)	26,274,439	24,916,229
Other investments:
Variation margin receivable- Commodity Futures Contracts	—	91,024
Receivable for:
Dividends from affiliates	7,028	9,623
Total assets	$75,157,904	$92,751,616

Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$890,314	$—
Payable for:
Due to custodian	—	1,367,641
Management fees	43,699	80,530
Brokerage commissions and fees	5,005	4,560
Distributions	—	83,140
Total liabilities	939,018	1,535,871
Commitments and Contingencies (Note 10)

Equity
Shareholder's equity—General Shares	571	493
Shareholders' equity—Shares	74,218,315	91,215,252
Total shareholders' equity	74,218,886	91,215,745
Total liabilities and equity	$75,157,904	$92,751,616

General Shares outstanding	40	40
Shares outstanding	5,200,000	7,400,000
Net asset value per share	$14.27	$12.33
Market value per share	$14.19	$12.43

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Schedule of Investments

June 30, 2019

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 2.385% due August 1, 2019	27.04%	$20,065,297	$20,100,000
U.S. Treasury Bills, 2.360% due August 15, 2019 (b)	30.91	22,939,984	23,000,000
U.S. Treasury Bills, 2.240% due September 12, 2019	4.56	3,385,815	3,400,000
U.S. Treasury Bills, 2.210% due October 10, 2019	3.35	2,485,341	2,500,000
Total United States Treasury Obligations (cost $48,858,103)	65.86%	$48,876,437
Affiliated Investments			Shares

Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $20,000,061)(c)	27.00%	$20,041,931	189,800
Money Market Mutual Fund
Invesco Premier U.S. Government Money Portfolio - Institutional Class, 2.26% (cost $6,232,508)(d)	8.40	6,232,508	6,232,508
Total Affiliated Investments (cost $26,232,569)	35.40%	$26,274,439
Total Investments in Securities (cost $75,090,672)	101.26%	$75,150,876

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $18,950,600 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated company. The security and the Fund are affiliated by having the same investment adviser. See Note 8.
(d)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of June 30, 2019.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
ICE-UK Brent Crude	257	January - 2020	$16,334,920	$(1,724,883)	$(1,724,883)
NYMEX Natural Gas	310	May - 2020	7,405,900	(623,971)	(623,971)
NYMEX NY Harbor ULSD	207	June - 2020	16,675,092	(1,095,957)	(1,095,957)
NYMEX RBOB Gasoline	256	January - 2019	17,374,157	1,099,704	1,099,704
NYMEX WTI Crude	286	March - 2020	16,336,320	292,560	292,560
Total Commodity Futures Contracts				$(2,052,547)	$(2,052,547)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB Energy Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Income
Interest Income	$363,020	$748,710	$787,199	$1,278,032
Dividends from Affiliates	145,626	46,682	298,218	76,357
Total Income	508,646	795,392	1,085,417	1,354,389
Expenses
Management Fees	159,091	389,998	342,739	717,823
Brokerage Commissions and Fees	4,956	5,359	8,819	14,071
Interest Expense	4,253	293	7,828	1,150
Total Expenses	168,300	395,650	359,386	733,044
Less: Waivers	(6,019)	(7,827)	(13,220)	(16,335)
Net Expenses	162,281	387,823	346,166	716,709
Net Investment Income (Loss)	346,365	407,569	739,251	637,680
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	2,818	(301)	2,357	125
Commodity Futures Contracts	(1,418,296)	10,271,075	(7,135,844)	18,106,843
Net Realized Gain (Loss)	(1,415,478)	10,270,774	(7,133,487)	18,106,968
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	17,548	47,711	19,678	15,314
Affiliated Investments	19,929	81,614	29,419	159,432
Commodity Futures Contracts	(1,665,849)	12,009,885	20,616,192	11,855,191
Net Change in Unrealized Gain (Loss)	(1,628,372)	12,139,210	20,665,289	12,029,937
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(3,043,850)	22,409,984	13,531,802	30,136,905
Net Income (Loss)	$(2,697,485)	$22,817,553	$14,271,053	$30,774,585

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund
Statement of Changes in Shareholders' Equity
For the Three Months Ended June 30, 2019
(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2019	40	$588	6,600,000	$96,949,979	$96,950,567
Purchases of Shares			400,000	6,042,181	6,042,181
Redemption of Shares			(1,800,000)	(26,076,377)	(26,076,377)
Net Increase (Decrease) due to Share Transactions			(1,400,000)	(20,034,196)	(20,034,196)
Net Income (Loss)
Net Investment Income (Loss)		2		346,363	346,365
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(7)		(1,415,471)	(1,415,478)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(12)		(1,628,360)	(1,628,372)
Net Income (Loss)		(17)		(2,697,468)	(2,697,485)
Net Change in Shareholders' Equity	—	(17)	(1,400,000)	(22,731,664)	(22,731,681)
Balance at June 30, 2019	40	$571	5,200,000	$74,218,315	$74,218,886

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

Invesco DB Energy Fund
Statement of Changes in Shareholders' Equity

For the Six Months Ended June 30, 2019

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2018	40	$493	7,400,000	$91,215,252	$91,215,745
Purchases of Shares			1,000,000	14,306,520	14,306,520
Redemption of Shares			(3,200,000)	(45,574,432)	(45,574,432)
Net Increase (Decrease) due to Share Transactions			(2,200,000)	(31,267,912)	(31,267,912)
Net Income (Loss)
Net Investment Income (Loss)		4		739,247	739,251
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(39)		(7,133,448)	(7,133,487)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		113		20,665,176	20,665,289
Net Income (Loss)		78		14,270,975	14,271,053
Net Change in Shareholders' Equity	—	78	(2,200,000)	(16,996,937)	(16,996,859)
Balance at June 30, 2019	40	$571	5,200,000	$74,218,315	$74,218,886

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

Invesco DB Energy Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net Income (Loss)	$14,271,053	$30,774,585
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(129,246,596)	(268,312,333)
Proceeds from securities sold and matured	148,907,565	228,977,207
Cost of affiliated investments purchased	(137,765,888)	(157,621,919)
Proceeds from affiliated investments sold	136,437,097	151,599,831
Net accretion of discount on United States Treasury Obligations	(780,632)	(1,277,717)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	(2,357)	(125)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	(49,097)	(174,746)
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	981,338	(1,719,152)
Dividends from affiliates	2,595	(7,038)
Management fees	(36,831)	26,856
Brokerage commissions and fees	446	28
Net cash provided by (used for) operating activities	32,718,693	(17,734,523)
Cash flows from financing activities:
Proceeds from purchases of Shares	14,306,520	38,114,516
Redemption of Shares	(45,574,432)	(21,236,039)
Increase (decrease) in payable for amount due to custodian, net	(1,367,641)	—
Increase (decrease) in payable for distributions	(83,140)	—
Net cash provided by (used for) financing activities	(32,718,693)	16,878,477
Net change in cash	—	(856,046)
Cash at beginning of period	—	856,046
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$7,828	$1,150

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Notes to Unaudited Financial Statements

June 30, 2019

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

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in exchange-traded funds (“ETFs”) (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”).  The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2019 and 2018. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on February 28, 2019.

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

B.  Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates by a significant amount. In addition, the Fund monitors for material events or transactions that may occur or become known after the period-end date and before the date the financial statements are issued.

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

No distributions were paid for the three and six months ended June 30, 2019 and 2018.

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2019 and 2018, the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three and six months ended June 30, 2019 and 2018, respectively.

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

The Managing Owner waived fees of $6,019 and $13,220 for the three and six months ended June 30, 2019 respectively. The Managing Owner waived fees of $7,827 and $16,335 for the three and six months ended June 30, 2018 respectively.

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

Index Sponsor

The Managing Owner, on behalf of the Fund, has appointed DWS Investment Management Americas, Inc. to serve as the index sponsor (the “Index Sponsor”). The Index Sponsor calculates and publishes the daily index levels and the indicative intraday index levels. Additionally, the Index Sponsor also calculates the indicative value per Share of the Fund throughout each business day.

The Managing Owner pays the Index Sponsor a licensing fee and an index services fee out of the Management Fee for performing its duties.

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of June 30, 2019 and December 31, 2018.

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

The following is a summary of the tiered valuation input levels as of June 30, 2019:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$48,876,437	$—	$48,876,437
Exchange-Traded Fund	20,041,931	—	—	20,041,931
Money Market Mutual Fund	6,232,508	—	—	6,232,508
Total Investments in Securities	26,274,439	48,876,437	—	75,150,876
Other Investments - Assets (a)
Commodity Futures Contracts	1,392,264	—	—	1,392,264
Other Investments - Liabilities (a)
Commodity Futures Contracts	(3,444,811)	—	—	(3,444,811)
Total Other Investments	(2,052,547)	—	—	(2,052,547)
Total Investments	$24,221,892	$48,876,437	$—	$73,098,329

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$67,734,740	$—	$67,734,740
Exchange-Traded Fund	20,012,512	—	—	20,012,512
Money Market Mutual Fund	4,903,717	—	—	4,903,717
Total Investments in Securities	24,916,229	67,734,740	—	92,650,969
Other Investments - Assets (a)
Commodity Futures Contracts	108,092	—	—	108,092
Other Investments - Liabilities (a)
Commodity Futures Contracts	(22,776,831)	—	—	(22,776,831)
Total Other Investments	(22,668,739)	—	—	(22,668,739)
Total Investments	$2,247,490	$67,734,740	$—	$69,982,230

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2019		December 31, 2018
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$1,392,264	$(3,444,811)	$108,092	$(22,776,831)

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the June 30, 2019 and December 31, 2018 Statements of Financial Condition.

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of June 30, 2019, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$2,554,497	$(3,444,811)	$(890,314)	$—	$890,314	$—

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2018, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$22,867,855	$(22,776,831)	$91,024	$—	$—	$91,024

(a)	As of June 30, 2019 and December 31, 2018, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2019	2018
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(1,418,296)	$10,271,075
	Net Change in Unrealized Gain (Loss)	(1,665,849)	12,009,885
Total		$(3,084,145)	$22,280,960

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2019	2018
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(7,135,844)	$18,106,843
	Net Change in Unrealized Gain (Loss)	20,616,192	11,855,191
Total		$13,480,348	$29,962,034

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Average Notional Value	$84,665,944	$207,547,439	$89,729,042	$194,777,225

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

The following is a summary of the transactions in, and earnings from, investments in affiliates (excluding affiliated money market funds) for the three and six months ended June 30, 2019.

	Value 03/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2019	Dividend Income
Invesco Treasury Collateral ETF	$20,022,002	$—	$—	$19,929	$—	$20,041,931	$120,086

	Value 12/31/2018	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2019	Dividend Income
Invesco Treasury Collateral ETF	$20,012,512	$—	$—	$29,419	$—	$20,041,931	$235,718

The following is a summary of the transactions in, and earnings from, investments in affiliates (excluding affiliated money market funds) for the six months ended June 30, 2018.

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2019 and 2018. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Asset Value
Net asset value per Share, beginning of period	$14.69	$15.27	$12.33	$14.59
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(0.48)	1.80	1.82	2.46
Net investment income (loss) (a)	0.06	0.03	0.12	0.05
Net income (loss)	(0.42)	1.83	1.94	2.51
Net asset value per Share, end of period	$14.27	$17.10	$14.27	$17.10
Market value per Share, beginning of period (b)	$14.70	$15.28	$12.43	$14.54
Market value per Share, end of period (b)	$14.19	$17.07	$14.19	$17.07

Ratio to average Net Assets (c)
Net investment income (loss)	1.63%	0.78%	1.62%	0.67%
Expenses, after waivers	0.77%	0.75%	0.76%	0.75%
Expenses, prior to waivers	0.79%	0.76%	0.79%	0.77%
Total Return, at net asset value (d)	(2.86)%	11.98%	15.73%	17.20%
Total Return, at market value (d)	(3.47)%	11.71%	14.16%	17.40%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
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

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in exchange-traded funds (“ETFs”) (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”).  The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

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

     Index Description

The Managing Owner pays DWS Investment Management Americas, Inc. (the “Index Sponsor”) a licensing fee and an index services fee for performing its duties.

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

The Fund is not sponsored or endorsed by Deutsche Bank AG, DWS Investment Management Americas, Inc. or any subsidiary or affiliate of Deutsche Bank AG or DWS Investment Management Americas, Inc. (collectively, “Deutsche Bank”). The DBIQ Optimum Yield Energy Index Excess Return™ (the “Index”) is the exclusive property of DWS Investment Management Americas, Inc. “DBIQ” and “Optimum Yield” are service marks of Deutsche Bank AG and have been licensed for use for certain purposes by DWS Investment Management Americas, Inc. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index makes any representation or warranty, express or implied, concerning the Index, the Fund or the advisability of investing in securities generally. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index has any obligation to take the needs of the Managing Owner or its clients into consideration in determining, composing or calculating the Index. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index is responsible for or has participated in the determination of the timing of, prices at, quantities or valuation of the Fund. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index has any obligation or liability in connection with the administration or trading of the Fund.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of June 30, 2019:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil	22.05%
Ultra Low Sulphur Diesel	22.48
Brent Crude Oil	22.05
RBOB Gasoline	23.44
Natural Gas	9.98
Closing Level as of June 30, 2019:	100.00%

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

As of the date of this Report, each of Bank of America Merrill Lynch, BMO Capital Markets Corp., BNP Paribas Securities Corp, Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jefferies LLC, JP Morgan Securities Inc, Merrill Lynch Professional Clearing Corp, Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, Timber Hill LLC, UBS Securities, Virtu Americas, Virtu Financial BD LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

     Operating Activities

Net cash flow provided by (used for) operating activities was $32.7 million and $(17.7) million for the six months ended June 30, 2019 and 2018, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in futures contracts in an attempt to track its Index. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes only. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2019, $129.2 million was paid to purchase United States Treasury Obligations and $148.9 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2018, $268.3 million was paid to purchase United States Treasury Obligations and $229.0 million was received from sales and maturing United States Treasury Obligations. $136.4 million was received from sales of affiliated investments and $137.8 million was paid to purchase affiliated investments during the six months ended June 30, 2019. $151.6 million was received from sales of affiliated investments and $157.6 million was paid to purchase affiliated investments during the six months ended June 30, 2018.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $(32.7) million and $16.9 million during the six months ended June 30, 2019 and 2018, respectively. This included $14.3 million and $38.1 million from Shares purchased by Authorized Participants and $45.6 million and $21.2 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2019 and 2018, respectively. Payable for amount due to the Custodian increased (decrease) by $(1.4) million and $0.0 million during the six months ended June 30, 2019 and 2018, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

COMPARISON OF MARKET, NAV AND DBIQ OPT YIELD ENERGY INDEX ER FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

Performance Summary

This Report covers the three and six months ended June 30, 2019 and 2018. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2019 and 2018” below provides an overview of the changes in the closing levels of the DBIQ-OY Energy TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Energy TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2019 and 2018

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY ENERGY TR™
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2019	2018	2019	2018
DB Light Sweet Crude Oil Indices	(3.53)%	12.22%	21.14%	23.10%
DB Ultra Low Sulphur Diesel Indices	(1.55)	12.07	17.61%	14.83
DB Brent Crude Oil Indices	(3.07)	17.75	16.39%	23.76
DB RBOB Gasoline Indices	(0.77)	11.73	22.47%	16.38
DB Natural Gas Indices	(6.93)	(1.17)	(6.73)%	(1.07)
AGGREGATE RETURN	(2.71)%	12.19%	16.14%	17.69%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2018

Fund Share Price Performance

For the three months ended June 30, 2019, the NYSE Arca market value of each Share decreased 3.47% from $14.70 per Share to $14.19 per Share. The Share price low and high for the three months ended June 30, 2019 and related change from the Share price on March 31, 2019 was as follows: Shares traded at a low of $13.10 per Share (-10.85%) on June 5, 2019, and a high of $15.63 per Share (+6.33%) on April 23, 2019.

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

Fund Share Net Asset Performance

For the three months ended June 30, 2019, the NAV of each Share decreased 2.86% from $14.69 per Share to $14.27 per Share. Falling commodity futures contract prices for Light Sweet Crude Oil, Ultra Low Sulphur Diesel, Brent Crude Oil, RBOB Gasoline and Natural Gas during the three months ended June 30, 2019, contributed to an overall 3.28% decrease in the level of the Index and to a 2.71% decrease in the level of the DBIQ-OY Energy TR™.

Net income (loss) for the three months ended June 30, 2019 was $(2.7) million, primarily resulting from $0.5 million of income, net realized gain (loss) of $(1.4) million, net change in unrealized gain (loss) of $(1.6) million and operating expenses of $0.2 million.

For the three months ended June 30, 2018, the NAV of each Share increased 11.98% from $15.27 per Share to $17.10 per Share. Rising commodity futures contracts prices for Light Sweet Crude Oil, Ultra Low Sulphur Diesel, Brent Crude Oil, RBOB Gasoline and Natural Gas during the three months ended June 30, 2018, contributed to an overall 11.67% increase in the level of the Index and to a 12.19% increase in the level of the DBIQ-OY Energy TR™.

Net income (loss) for the three months ended June 30, 2018 was $22.8 million, primarily resulting from $0.8 million of income,

net realized gain (loss) of $10.3 million, net change in unrealized gain (loss) of $12.1 million and operating expenses of $0.4 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2018

Fund Share Price Performance

          For the six months ended June 30, 2019, the NYSE Arca market value of each Share increased 14.16% from $12.43 per Share to

$14.19 per Share. The Share price low and high for the six months ended June 30, 2019 and related change from the Share price on

December 31, 2018 was as follows: Shares traded at a low of $12.55 per Share 0.97% on January 02, 2019, and a high of $15.63 per Share (+25.70%) on April 23, 2019.

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

Fund Share Net Asset Performance

           For the six months ended June 30, 2019, the NAV of each Share increased 15.73% from $12.33 per Share to $14.27 per Share.

Rising commodity futures contracts prices for Light Sweet Crude Oil, Ultra Low Sulphur Diesel, Brent Crude Oil and RBOB Gasoline

were partially offset by falling commodity futures contracts prices for Natural Gas during the six months ended June 30, 2019 contributing to an overall 14.79% increase in the level of the Index and to a 16.14% increase in the level of the DBIQ-OY Energy

TR™.

           Net income (loss) for the six months ended June 30, 2019 was $14.3 million, primarily resulting from $1.1 million of income,

net realized gain (loss) of $(7.1) million, net change in unrealized gain (loss) of $20.7 million and operating expenses of $0.4 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2019.

				For the Six Months Ended,
				June 30, 2019
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Energy Fund	$74,218,885	1.30%	$2,254,271	11

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2018.

				For the Year Ended,
				December 31, 2018
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Energy Fund	$91,215,745	1.24%	$2,643,411	30

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

The following were the primary trading risk exposures of the Fund as of June 30, 2019 by Index Commodity.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

On June 20, 2016, the SEC Staff issued a “no-action” letter to another mutual fund complex (see Fidelity Management & Research Company et al., No-Action Letter) related to the audit independence issue described above. In that letter, the SEC confirmed that it would not recommend enforcement action against a fund that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. On June 18, 2019, the SEC adopted amendments to the Loan Rule (the Amendments”) addressing many of the issues that led to the issuance of the no-action letter. The Amendments will become effective and supersede the no-action letter on October 3, 2019. In connection with prior independence determinations, PricewaterhouseCoopers LLP communicated, as contemplated by the no-action letter, that it believes that it remains objective and impartial and that a reasonable investor possessing all the facts would conclude that PricewaterhouseCoopers LLP is able to exhibit the requisite objectivity and impartiality to report on the Fund’s financial statements as the independent registered public accounting firm. PricewaterhouseCoopers LLP also represented that it has complied with PCAOB Rule 3526(b)(1) and (2), which are conditions to the Funds relying on the no action letter, and affirmed that it is an independent accountant within the meaning of PCAOB Rule 3520. Therefore, the Managing Owner, the Fund and PricewaterhouseCoopers LLP concluded that PricewaterhouseCoopers LLP could continue as the Fund’s independent registered public accounting firm. The Invesco Fund Complex relied upon the no-action letter in reaching this conclusion.

If in the future the independence of PricewaterhouseCoopers LLP is called into question under the Loan Rule by circumstances that are not addressed in the SEC’s no-action letter, the Fund will need to take other action in order for the Fund’s filings with the SEC containing financial statements to be deemed compliant with applicable securities laws. Such additional actions could result in additional costs, impair the ability of the Fund to issue new shares or have other material adverse effects on the Fund.  The SEC no-action relief was initially set to expire eighteen (18) months from issuance but has been extended by the SEC without an expiration date, except that the no-action letter will be withdrawn upon the effectiveness of the Amendments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2019:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2019 to April 30, 2019	800,000	$15.13
May 1, 2019 to May 31, 2019	400,000	14.77
June 1, 2019 to June 30, 2019	600,000	13.44
Total	1,800,000	$14.49

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Energy Fund – June 30, 2019 and December 31, 2018 (Unaudited), (ii) the Schedule of Investments of Invesco DB Energy Fund – June 30, 2019 (Unaudited), (iii) the Schedule of Investments of Invesco DB Energy Fund – December 31, 2018 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Energy Fund – For the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Three Months Ended June 30, 2019 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Three Months Ended June 30, 2018 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Six Months Ended June 30, 2019 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB Energy Fund –For the Six Months Ended June 30, 2018 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Energy Fund – For the Six Months Ended June 30, 2019 and 2018 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Energy Fund – June 30, 2019.

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

Dated: August 7, 2019