Form 10-Q
period 2020-06-30
Invesco DB Energy Fund; Invesco DB Multi-Sector Commodity Trust
filed 2020-08-07
CIK 1383062, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of outstanding Shares as of June 30, 2020: 6,200,000

INVESCO DB ENERGY FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Energy Fund

Statements of Financial Condition

June 30, 2020 and December 31, 2019

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
United States Treasury Obligations, at value (cost $15,996,229 and $14,957,355, respectively)	$15,996,056	$14,963,000
Affiliated investments, at value (cost $40,710,356 and $50,030,279, respectively)	40,750,873	50,061,710
Other investments:
Cash held by custodian	1,181,476	—
Receivable for:
Dividends from affiliates	2,453	18,867
Total assets	$57,930,858	$65,043,577

Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$484,751	$669,751
Payable for:
Management fees	29,989	36,969
Brokerage commissions and fees	5,002	4,944
Total liabilities	519,742	711,664
Commitments and Contingencies (Note 10)

Equity
Shareholder's equity—General Shares	370	585
Shareholders' equity—Shares	57,410,746	64,331,328
Total shareholders' equity	57,411,116	64,331,913
Total liabilities and equity	$57,930,858	$65,043,577

General Shares outstanding	40	40
Shares outstanding	6,200,000	4,400,000
Net asset value per share	$9.26	$14.62
Market value per share	$9.28	$14.64

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Schedule of Investments

June 30, 2020

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.170% due September 10, 2020 (b)	27.86%	$15,996,056	$16,000,000
Total United States Treasury Obligations (cost $15,996,229)	27.86%	$15,996,056
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $10,031,643)(c)	17.54%	$10,072,160	95,200
Money Market Mutual Fund
Invesco Premier U.S. Government Money Portfolio, Institutional Class, 0.08% (cost $30,678,713)(c)(d)	53.44	30,678,713	30,678,713
Total Affiliated Investments (cost $40,710,356)	70.98%	$40,750,873
Total Investments in Securities (cost $56,706,585)	98.84%	$56,746,929

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $15,995,200 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.

(d)     The rate shown is the 7-day SEC standardized yield as of June 30, 2020.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
ICE-UK Brent Crude	322	November - 2020	$13,507,900	$(761,430)	$(761,430)
NYMEX Natural Gas	259	April - 2021	6,327,370	(43,970)	(43,970)
NYMEX NY Harbor ULSD	189	May - 2021	10,278,916	1,159,096	1,159,096
NYMEX RBOB Gasoline	303	November - 2020	13,685,541	(917,047)	(917,047)
NYMEX WTI Crude	341	February - 2021	13,629,770	(349,229)	(349,229)
Total Commodity Futures Contracts				$(912,580)	$(912,580)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Schedule of Investments

December 31, 2019

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 1.520% due February 6, 2020	4.66%	$2,995,669	$3,000,000
U.S. Treasury Bills, 1.560% due March 5, 2020 (b)	17.05	10,971,173	11,000,000
U.S. Treasury Bills, 1.520% due April 2, 2020	1.55	996,158	1,000,000
Total United States Treasury Obligations (cost $14,957,355)	23.26%	$14,963,000
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $20,000,061)(c)	31.14%	$20,031,492	189,800
Money Market Mutual Fund
Invesco Premier U.S. Government Money Portfolio, Institutional Class, 1.47% (cost $30,030,218)(c)(d)	46.68	30,030,218	30,030,218
Total Affiliated Investments (cost 50,030,279)	77.82%	$50,061,710
Total Investments in Securities (cost $64,987,634)	101.08%	$65,024,710

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $8,178,680 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
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

Invesco DB Energy Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Income
Interest Income	$35,444	$363,020	$125,726	$787,199
Dividends from Affiliates	30,002	145,626	146,458	298,218
Total Income	65,446	508,646	272,184	1,085,417
Expenses
Management Fees	86,753	159,091	190,251	342,739
Brokerage Commissions and Fees	5,029	4,956	11,500	8,819
Interest Expense	1,077	4,253	3,029	7,828
Total Expenses	92,859	168,300	204,780	359,386
Less: Waivers	(11,477)	(6,019)	(22,692)	(13,220)
Net Expenses	81,382	162,281	182,088	346,166
Net Investment Income (Loss)	(15,936)	346,365	90,096	739,251
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	2,818	(600)	2,357
Affiliated Investments	—	—	21,121	—
Commodity Futures Contracts	(11,181,695)	(1,418,296)	(19,751,001)	(7,135,844)
Net Realized Gain (Loss)	(11,181,695)	(1,415,478)	(19,730,480)	(7,133,487)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(32,192)	17,548	(5,818)	19,678
Affiliated Investments	(37,128)	19,929	9,086	29,419
Commodity Futures Contracts	19,151,540	(1,665,849)	(2,527,864)	20,616,192
Net Change in Unrealized Gain (Loss)	19,082,220	(1,628,372)	(2,524,596)	20,665,289
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	7,900,525	(3,043,850)	(22,255,076)	13,531,802
Net Income (Loss)	$7,884,589	$(2,697,485)	$(22,164,980)	$14,271,053

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund
Statement of Changes in Shareholders' Equity
For the Three Months Ended June 30, 2020
(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2020	40	$328	4,400,000	$36,026,312	$36,026,640
Purchases of Shares			3,000,000	24,012,215	24,012,215
Redemption of Shares			(1,200,000)	(10,512,328)	(10,512,328)
Net Increase (Decrease) due to Share Transactions			1,800,000	13,499,887	13,499,887
Net Income (Loss)
Net Investment Income (Loss)		—		(15,936)	(15,936)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(118)		(11,181,577)	(11,181,695)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		160		19,082,060	19,082,220
Net Income (Loss)		42		7,884,547	7,884,589
Net Change in Shareholders' Equity	—	42	1,800,000	21,384,434	21,384,476
Balance at June 30, 2020	40	$370	6,200,000	$57,410,746	$57,411,116

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

Invesco DB Energy Fund
Statement of Changes in Shareholders' Equity
For the Six Months Ended June 30, 2020
(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2019	40	$585	4,400,000	$64,331,328	$64,331,913
Purchases of Shares			5,400,000	54,777,347	54,777,347
Redemption of Shares			(3,600,000)	(39,533,164)	(39,533,164)
Net Increase (Decrease) due to Share Transactions			1,800,000	15,244,183	15,244,183
Net Income (Loss)
Net Investment Income (Loss)		1		90,095	90,096
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(191)		(19,730,289)	(19,730,480)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(25)		(2,524,571)	(2,524,596)
Net Income (Loss)		(215)		(22,164,765)	(22,164,980)
Net Change in Shareholders' Equity	—	(215)	1,800,000	(6,920,582)	(6,920,797)
Balance at June 30, 2020	40	$370	6,200,000	$57,410,746	$57,411,116

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

Invesco DB Energy Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net Income (Loss)	$(22,164,980)	$14,271,053
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(43,879,470)	(129,246,596)
Proceeds from securities sold and matured	42,964,938	148,907,565
Cost of affiliated investments purchased	(124,951,273)	(137,765,888)
Proceeds from affiliated investments sold	134,292,317	136,437,097
Net accretion of discount on United States Treasury Obligations	(124,942)	(780,632)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	(20,521)	(2,357)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	(3,268)	(49,097)
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	(185,000)	981,338
Dividends from affiliates	16,414	2,595
Management fees	(6,980)	(36,831)
Brokerage commissions and fees	58	446
Net cash provided by (used in) operating activities	(14,062,707)	32,718,693
Cash flows from financing activities:
Proceeds from purchases of Shares	54,777,347	14,306,520
Redemption of Shares	(39,533,164)	(45,574,432)
Increase (decrease) in payable for amount due to custodian	—	(1,367,641)
Increase (decrease) in payable for distributions	—	(83,140)
Net cash provided by (used in) financing activities	15,244,183	(32,718,693)
Net change in cash	1,181,476	—
Cash at beginning of period	—	—
Cash at end of period	$1,181,476	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$3,029	$7,828

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Notes to Unaudited Financial Statements

June 30, 2020

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2020 and 2019. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 28, 2020.

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

Valuations change in response to many factors including the historical and prospective earnings of the issuer, the value of the issuer’s assets, general market conditions which are not specifically related to the particular issuer, such as real or perceived adverse economic conditions, changes in the general outlook for revenues, changes in interest or currency rates, regional or global instability,

natural or environmental disasters, widespread disease or other public health issues, war, acts of terrorism or adverse investor sentiment generally and market liquidity. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

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

No distributions were paid for the three and six months ended June 30, 2020 and 2019.

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2020 and 2019, the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three and six months ended June 30, 2020 and 2019, respectively.

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

The Managing Owner waived fees of $11,477 and $22,692 for the three and six months ended June 30, 2020, respectively. The Managing Owner waived fees of $6,019 and $13,220 for the three and six months ended June 30, 2019, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of June 30, 2020 and December 31, 2019.

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

The following is a summary of the tiered valuation input levels as of June 30, 2020:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$15,996,056	$—	$15,996,056
Exchange-Traded Fund	10,072,160	—	—	10,072,160
Money Market Mutual Fund	30,678,713	—	—	30,678,713
Total Investments in Securities	40,750,873	15,996,056	—	56,746,929
Other Investments - Assets (a)
Commodity Futures Contracts	1,159,096	—	—	1,159,096
Other Investments - Liabilities (a)
Commodity Futures Contracts	(2,071,676)	—	—	(2,071,676)
Total Other Investments	(912,580)	—	—	(912,580)
Total Investments	$39,838,293	$15,996,056	$—	$55,834,349

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$14,963,000	$—	$14,963,000
Exchange-Traded Fund	20,031,492	—	—	20,031,492
Money Market Mutual Fund	30,030,218	—	—	30,030,218
Total Investments in Securities	50,061,710	14,963,000	—	65,024,710
Other Investments - Assets (a)
Commodity Futures Contracts	2,540,955	—	—	2,540,955
Other Investments - Liabilities (a)
Commodity Futures Contracts	(925,671)	—	—	(925,671)
Total Other Investments	1,615,284	—	—	1,615,284
Total Investments	$51,676,994	$14,963,000	$—	$66,639,994

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2020		December 31, 2019
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$1,159,096	$(2,071,676)	$2,540,955	$(925,671)

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the June 30, 2020 and December 31, 2019 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2020	2019
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(11,181,695)	$(1,418,296)
	Net Change in Unrealized Gain (Loss)	19,151,540	(1,665,849)
Total		$7,969,845	$(3,084,145)

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2020	2019
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(19,751,001)	$(7,135,844)
	Net Change in Unrealized Gain (Loss)	(2,527,864)	20,616,192
Total		$(22,278,865)	$13,480,348

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Average Notional Value	$46,439,397	$84,665,944	$51,942,764	$89,729,042

Note 8 – Investments in Affiliates

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

Invesco Premier U.S. Government Money Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore Invesco Premier U.S. Government Money Portfolio is considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2020.

	Value 03/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2020	Dividend Income
Invesco Treasury Collateral ETF	$10,109,288	$—	$—	$(37,128)	$—	$10,072,160	$23,004
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	12,174,384	59,668,217	(41,163,888)	—	—	30,678,713	$6,998
Total	$22,283,672	$59,668,217	$(41,163,888)	$(37,128)	$—	$40,750,873	$30,002

	Value 12/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2020	Dividend Income
Invesco Treasury Collateral ETF	$20,031,492	$—	$(9,989,539)	$9,086	$21,121	$10,072,160	$79,990
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	30,030,218	124,951,273	(124,302,778)	—	—	30,678,713	66,468
Total	$50,061,710	$124,951,273	$(134,292,317)	$9,086	$21,121	$40,750,873	$146,458

The following is a summary of the transactions in, and earnings from, investments in affiliates (excluding affiliated money market funds) for the three and six months ended June 30, 2019.

	Value 03/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2019	Dividend Income
Invesco Treasury Collateral ETF	$20,022,002	$—	$—	$19,929	$—	$20,041,931	$120,086
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	4,705,058	56,225,505	(54,698,055)	—	—	6,232,508	25,540
Total	$24,727,060	$56,225,505	$(54,698,055)	$19,929	$—	$26,274,439	$145,626

	Value 12/31/2018	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2019	Dividend Income
Invesco Treasury Collateral ETF	$20,012,512	$—	$—	$29,419	$—	$20,041,931	$235,718
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	4,903,717	137,765,888	(136,437,097)	—	—	6,232,508	62,500
Total	$24,916,229	$137,765,888	$(136,437,097)	$29,419	$—	$26,274,439	$298,218

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2020 and 2019. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Asset Value
Net asset value per Share, beginning of period	$8.19	$14.69	$14.62	$12.33
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	1.07	(0.48)	(5.38)	1.82
Net investment income (loss) (a)	—	0.06	0.02	0.12
Net income (loss)	1.07	(0.42)	(5.36)	1.94
Net asset value per Share, end of period	$9.26	$14.27	$9.26	$14.27
Market value per Share, beginning of period (b)	$8.14	$14.70	$14.64	$12.43
Market value per Share, end of period (b)	$9.28	$14.19	$9.28	$14.19

Ratio to average Net Assets (c)
Net investment income (loss)	(0.14)%	1.63%	0.36%	1.62%
Expenses, after waivers	0.70%	0.77%	0.72%	0.76%
Expenses, prior to waivers	0.80%	0.79%	0.81%	0.79%
Total Return, at net asset value (d)	13.06%	(2.86)%	(36.66)%	15.73%
Total Return, at market value (d)	14.00%	(3.47)%	(36.61)%	14.16%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of June 30, 2020:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil	23.73%
Ultra Low Sulphur Diesel	17.93
Brent Crude Oil	23.48
RBOB Gasoline	23.86
Natural Gas	11.00
Closing Level as of June 30, 2020:	100.00%

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

     Operating Activities

Net cash flow provided by (used in) operating activities was $(14.1) million and $32.7 million for the six months ended June 30, 2020 and 2019, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2020, $43.9 million was paid to purchase United States Treasury Obligations and $43.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2019, $129.2 million was paid to purchase United States Treasury Obligations and $148.9 million was received from sales and maturing United States Treasury Obligations. $134.3 million was received from sales of affiliated investments and $125.0 million was paid to purchase affiliated investments during the six months ended June 30, 2020. $136.4 million was received from sales of affiliated investments and $137.8 million was paid to purchase affiliated investments during the six months ended June 30, 2019.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $15.2 million and $(32.7) million during the six months ended June 30, 2020 and 2019, respectively. This included $54.8 million and $14.3 million from Shares purchased by Authorized Participants and $(39.5) million and $(45.6) million from Shares redeemed by Authorized Participants during the six months ended June 30, 2020 and 2019, respectively. Payable for amount due to the Custodian increased (decreased) by $0.0 million and $(1.4) million during the six months ended June 30, 2020 and 2019, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

COMPARISON OF MARKET, NAV AND DBIQ OPT YIELD ENERGY INDEX ER FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

Performance Summary

This Report covers the three and six months ended June 30, 2020 and 2019. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity Returns for the three and six months ended June 30, 2020 and 2019” below provides an overview of the changes in the closing levels of the DBIQ-OY Energy TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Energy TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2020 and 2019

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY ENERGY TR™
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2020	2019	2020	2019
DB Light Sweet Crude Oil Indices	13.91%	(3.53)%	(34.52)%	21.14%
DB Ultra Low Sulphur Diesel Indices	(3.67)	(1.55)	(50.13)	17.61
DB Brent Crude Oil Indices	11.67	(3.07)	(36.13)	16.39
DB RBOB Gasoline Indices	37.41	(0.77)	(31.89)	22.47
DB Natural Gas Indices	6.55	(6.93)	(19.91)	(6.73)
AGGREGATE RETURN	13.43%	(2.71)%	(36.59)%	16.14%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2019

Fund Share Price Performance

For the three months ended June 30, 2020, the NYSE Arca market value of each Share increased from $8.14 per Share to $9.28 per Share. The Share price low and high for the three months ended June 30, 2020 and related change from the Share price on March 31, 2020 was as follows: Shares traded at a low of $7.09 per Share (-12.96%) on April 27, 2020, and a high of $9.61 per Share (+18.00%) on June 22, 2020. The total return for the Fund, on a market value basis, was +14.00%.

For the three months ended June 30, 2019, the NYSE Arca market value of each Share decreased from $14.70 per Share to $14.19 per Share. The Share price low and high for the three months ended June 30, 2019 and related change from the Share price on March 31, 2019 was as follows: Shares traded at a low of $13.10 per Share (-10.85%) on June 5, 2019, and a high of $15.63 per Share (+6.33%) on April 23, 2019. The total return for the Fund, on a market value basis, was -3.47%.

Fund Share Net Asset Performance

For the three months ended June 30, 2020, the NAV of each Share increased from $8.19 per Share to $9.26 per Share. Rising commodity futures contract prices for Light Sweet Crude Oil, Brent Crude Oil, RBOB Gasoline and Natural Gas were partially offset by falling commodity futures contract prices for Ultra Low Sulphur Diesel during the three months ended June 30, 2020, contributing to an overall 13.39% increase in the level of the Index and to a 13.43% increase in the level of the DBIQ-OY Energy TR™. The total return for the Fund, on a NAV basis, was 13.06%.

Net income (loss) for the three months ended June 30, 2020 was $7.9 million, primarily resulting from $0.1 million of income, net realized gain (loss) of $(11.2) million, net change in unrealized gain (loss) of $19.1 million and net operating expenses of $0.1 million.

For the three months ended June 30, 2019, the NAV of each Share decreased from $14.69 per Share to $14.27 per Share. Falling commodity futures contracts prices for Light Sweet Crude Oil, Ultra Low Sulphur Diesel, Brent Crude Oil, RBOB Gasoline and Natural Gas during the three months ended June 30, 2019, contributed to an overall 3.28% decrease in the level of the Index and to a 2.71% decrease in the level of the DBIQ-OY Energy TR™. The total return for the Fund, on a NAV value basis, was -2.86%.

Net income (loss) for the three months ended June 30, 2019 was $(2.7) million, primarily resulting from $0.5 million of income, net realized gain (loss) of $(1.4) million, net change in unrealized gain (loss) of $(1.6) million and net operating expenses of $0.2 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2019

Fund Share Price Performance

          For the six months ended June 30, 2020, the NYSE Arca market value of each Share decreased from $14.64 per Share to

$9.28 per Share. The Share price low and high for the six months ended June 30, 2020 and related change from the Share price on

December 31, 2019 was as follows: Shares traded at a low of $7.09 per Share (-51.61%) on April 27, 2020, and a high of $15.01 per Share (+2.49%) on January 3, 2020. The total return for the Fund, on a market value basis, was -36.61%.

          For the six months ended June 30, 2019, the NYSE Arca market value of each Share increased from $12.43 per Share to

$14.19 per Share. The Share price low and high for the six months ended June 30, 2019 and related change from the Share price on

December 31, 2018 was as follows: Shares traded at a low of $12.55 per Share (+0.97%) on January 2, 2019, and a high of $15.63 per Share (+25.70%) on April 23, 2019. The total return for the Fund, on a market value basis, was 14.16%.

Fund Share Net Asset Performance

           For the six months ended June 30, 2020, the NAV of each Share decreased from $14.62 per Share to $9.26 per Share.

Falling commodity futures contracts prices for Light Sweet Crude Oil, Ultra Low Sulphur Diesel, Brent Crude Oil, RBOB Gasoline and Natural Gas during the six months ended June 30, 2020 contributed to an overall 36.80% decrease in the level of the Index and to a 36.59% decrease in the level of the DBIQ-OY Energy TR™. The total return for the Fund, on a market value basis, was -36.66%.

           Net income (loss) for the six months ended June 30, 2020 was $(22.2) million, primarily resulting from $0.3 million of income,

net realized gain (loss) of $(19.8) million, net change in unrealized gain (loss) of $(2.5) million and net operating expenses of $0.2 million.

           For the six months ended June 30, 2019, the NAV of each Share increased from $12.33 per Share to $14.27 per Share.

Rising commodity futures contracts prices for Light Sweet Crude Oil, Ultra Low Sulphur Diesel, Brent Crude Oil and RBOB Gasoline

were partially offset by falling commodity futures contracts prices for Natural Gas during the six months ended June 30, 2019,

contributing to an overall 14.79% increase in the level of the Index and to a 16.14% increase in the level of the DBIQ-OY Energy

TR™. The total return for the Fund, on a NAV value basis, was 15.73%.

           Net income (loss) for the six months ended June 30, 2019 was $14.3 million, primarily resulting from $1.1 million of income,

net realized gain (loss) of $(7.1) million, net change in unrealized gain (loss) of $20.7 million and net operating expenses of $0.4 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2020.

				For the Six Months Ended,
				June 30, 2020
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Energy Fund	$57,411,116	2.18%	$2,910,634	17

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2019.

				For the Year Ended,
				December 31, 2019
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Energy Fund	$64,331,913	1.31%	$1,958,556	20

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

The following were the primary trading risk exposures of the Fund as of June 30, 2020 by Index Commodity.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Anna Paglia, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Anna Paglia, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Inadequate Oil Storage Capacity Affects the Futures Market.

In April of 2020, the collapse of demand for fuel following government restrictions on travel created an oversupply of crude oil production that rapidly filled most available oil storage facilities. Market participants who contractually promised to buy and take delivery of crude oil found themselves with nowhere to store the crude oil and at risk of default under the terms of the May 2020 WTI futures contract.  The scarcity in storage was widespread, and some market participants took the extreme measure of selling their futures contracts at a negative price (effectively paying another market participant to take their crude oil).  As a result, for the first time in history, crude oil futures contracts traded below zero. Unlike the WTI crude oil futures contract, which is a physically delivered contract, the ICE Futures Europe Brent Crude futures contract is a deliverable contract based on exchange for physical delivery with an option to cash settle against the ICE Brent Index price for the last trading day of the futures contract.

Oversupply of oil may continue, impacting futures contracts of additional delivery months.  Such circumstances may arise due to: (i) disruptions in oil pipelines and other means to get oil out of storage and delivered to refineries (as might occur due to infrastructure deterioration, work stoppages, or weather/disaster); (ii) investor demand for futures contracts as an investment opportunity driving increased production; or (iii) potential U.S. government intervention (in the form of grants or other aid) to keep oil producers, and the workers they employ, in service..

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

Fund Closures and Trading Halts.

In light of the extraordinary market circumstances, other exchange traded products that provide their investors with exposure to oil have liquidated or temporarily halted issuing creation units. With less available investment options, the Fund may experience greater-than-normal investment activity. Such activity could disrupt the Fund’s Creation Unit process, as described more fully below.  Additionally, outflows or liquidations in other commodity pooled investment vehicles may result in downward price pressure on the related futures contracts as the commodity pools liquidate positions.

Risk that the Fund Will Experience Losses As a Result of Global Economic Shocks.

In March 2020, U.S. equity markets entered a bear market in the fastest such move in the history of U.S. financial markets. Economic turmoil continued in the months thereafter, with those in the United States who have requested unemployment benefits since the outbreak of the novel coronavirus (“COVID-19”) reaching historic levels. In response to COVID-19, the United States Congress has passed relief packages totaling more than $2.5 trillion, including $2 trillion of economic relief made available in the Coronavirus Aid, Relief, and Economic Security (CARES) Act. Although oil prices rallied during 2019 with higher prices supported by continued compliance with OPEC+ production cuts, US sanctions against Venezuela and Iran, and tension in the Gulf region, prices fell to historic lows in April 2020. Contemporaneous with the onset of the COVID-19 pandemic in the US, oil experienced shocks to supply and demand, impacting the price and volatility of oil. With the oversupply of oil, caused at least in part to the COVID-19-driven significantly low demand, the oil market volatility continued through the end of April. The global economic shocks being experienced as of the date hereof may cause significant losses to the Fund.

The Effects of A Super Contangoed Market Are More Exaggerated Than Rolling Futures Contracts In A Contangoed Market.

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

Super contango exists when the futures contracts for the month next to occur (e.g., the September 2020 futures contract available in August 2020) trade significantly lower than futures contracts with delivery in later months. Super contango typically occurs when the inventory space available to store the physical commodity has significantly decreased as a result of excess supply, meaning that a futures contract’s cost of carry (e.g., the cost of storing a physical commodity) has increased. In April 2020, the WTI futures contract with a May 2020 delivery date entered super contango, resulting in significant losses for investors in this contract. The effects of rolling in a super contangoed market generally are more exaggerated than rolling in a contangoed market.

Risk that the COVID-19 Pandemic Will Cause Economic Turmoil.

An outbreak of a novel and highly contagious form of coronavirus, COVID-19, has spread to many countries throughout the world including the United States. The World Health Organization has declared the outbreak to be a public health emergency of international concern, and the U.S. Health and Human Services Secretary has declared it a public health emergency in the United States.

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

This outbreak of COVID-19 (and any future outbreaks of any other epidemics or pandemics) has led (and may continue to lead) to significant uncertainty, breakdowns, delays and other disruptions in the global financial markets and the economies of nations where the COVID-19 has arisen and may in the future arise, and may result in adverse impacts on the global economy in general, with potential corresponding results on the performance of the Fund. The global impact of this outbreak is rapidly evolving, and it is impossible to predict the scope of this outbreak or the impact it may have on the global economy or the global financial markets. The COVID-19 outbreak has already led to certain governmental interventions that were implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. No assurances can be made regarding the policies that may be adopted by the Federal Reserve, the federal government (including regulatory agencies), any state government, or any foreign government as a result of the outbreak or market volatility. In response to the COVID-19 outbreak, most of the Managing Owner’s personnel is working remotely and travel is restricted. Although the Managing Owner has implemented its business continuity plan to permit personnel to effectively work remotely, there is no assurance that this will work effectively at all times.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended June 30, 2020 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2020 to April 30, 2020	600,000	$8.43
May 1, 2020 to May 31, 2020	—	—
June 1, 2020 to June 30, 2020	600,000	9.09
Total	1,200,000	$8.76

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Energy Fund – June 30, 2020 and December 31, 2019 (Unaudited), (ii) the Schedule of Investments of Invesco DB Energy Fund – June 30, 2020 (Unaudited), (iii) the Schedule of Investments of Invesco DB Energy Fund – December 31, 2019 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Energy Fund – For the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Three Months Ended June 30, 2020 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Three Months Ended June 30, 2019 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Six Months Ended June 30, 2020 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Six Months Ended June 30, 2019 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Energy Fund – For the Six Months Ended June 30, 2020 and 2019 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Energy Fund – June 30, 2020.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Energy Fund

By: Invesco Capital Management LLC,
its Managing Owner

Dated: August 6, 2020	By:	/s/ ANNA PAGLIA
	Name:	Anna Paglia
	Title:	Principal Executive Officer

Dated: August 6, 2020	By:	/s/ KELLI GALLEGOS
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools