Form 10-Q
period 2020-09-30
Invesco DB Energy Fund; Invesco DB Multi-Sector Commodity Trust
filed 2020-11-06
CIK 1383062, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of outstanding Shares as of September 30, 2020: 5,600,000

INVESCO DB ENERGY FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Energy Fund

Statements of Financial Condition

September 30, 2020 and December 31, 2019

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
United States Treasury Obligations, at value (cost $19,996,455 and $14,957,355, respectively)	$19,997,018	$14,963,000
Affiliated investments, at value (cost $32,916,022 and $50,030,279, respectively)	32,949,875	50,061,710
Other investments:
Variation margin receivable - Commodity Futures Contracts	852,297	—
Receivable for:
Dividends from affiliates	217	18,867
Total assets	$53,799,407	$65,043,577

Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$—	$669,751
Payable for:
Management fees	30,069	36,969
Brokerage commissions and fees	5,000	4,944
Total liabilities	35,069	711,664
Commitments and Contingencies (Note 10)

Equity
Shareholder's equity—General Shares	384	585
Shareholders' equity—Shares	53,763,954	64,331,328
Total shareholders' equity	53,764,338	64,331,913
Total liabilities and equity	$53,799,407	$65,043,577

General Shares outstanding	40	40
Shares outstanding	5,600,000	4,400,000
Net asset value per share	$9.60	$14.62
Market value per share	$9.56	$14.64

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Schedule of Investments

September 30, 2020

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.085% due November 12, 2020 (b)	9.30%	$4,999,526	$5,000,000
U.S. Treasury Bills, 0.105% due December 3, 2020 (b)	9.30	4,999,256	5,000,000
U.S. Treasury Bills, 0.110% due December 17, 2020 (b)	18.59	9,998,236	10,000,000
Total United States Treasury Obligations (cost $19,996,455)	37.19%	$19,997,018
Affiliated Investments			Shares

Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $10,031,643)(c)	18.72%	$10,065,496	95,200
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 0.02% (cost $22,884,379)(c)(d)	42.57	22,884,379	22,884,379
Total Affiliated Investments (cost $32,916,022)	61.29%	$32,949,875
Total Investments in Securities (cost $52,912,477)	98.48%	$52,946,893

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $14,997,500 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.

(d)     The rate shown is the 7-day SEC standardized yield as of September 30, 2020.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
ICE-UK Brent Crude	290	November - 2020	$12,397,500	$14,369	$14,369
NYMEX Natural Gas	233	April - 2021	6,402,840	638,953	638,953
NYMEX NY Harbor ULSD	171	May - 2021	8,844,633	518,944	518,944
NYMEX RBOB Gasoline	274	November - 2020	13,409,122	873,851	873,851
NYMEX WTI Crude	308	February - 2021	12,772,760	582,222	582,222
Total Commodity Futures Contracts				$2,628,339	$2,628,339

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB Energy Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Income
Interest Income	$5,916	$216,091	$131,642	$1,003,290
Dividends from Affiliates	9,463	132,619	155,921	430,837
Total Income	15,379	348,710	287,563	1,434,127
Expenses
Management Fees	112,902	120,556	303,153	463,295
Brokerage Commissions and Fees	586	1,514	12,086	10,333
Interest Expense	307	1,807	3,336	9,635
Total Expenses	113,795	123,877	318,575	483,263
Less: Waivers	(14,914)	(6,178)	(37,606)	(19,398)
Net Expenses	98,881	117,699	280,969	463,865
Net Investment Income (Loss)	(83,502)	231,011	6,594	970,262
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	197	5,253	(403)	7,610
Affiliated Investments	—	—	21,121	—
Commodity Futures Contracts	(1,028,870)	(1,361,189)	(20,779,871)	(8,497,033)
Net Realized Gain (Loss)	(1,028,673)	(1,355,936)	(20,759,153)	(8,489,423)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	736	(8,098)	(5,082)	11,580
Affiliated Investments	(6,664)	(3,796)	2,422	25,623
Commodity Futures Contracts	3,540,919	(3,145,463)	1,013,055	17,470,729
Net Change in Unrealized Gain (Loss)	3,534,991	(3,157,357)	1,010,395	17,507,932
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	2,506,318	(4,513,293)	(19,748,758)	9,018,509
Net Income (Loss)	$2,422,816	$(4,282,282)	$(19,742,164)	$9,988,771

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund
Statement of Changes in Shareholders' Equity
For the Three Months Ended September 30, 2020
(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2020	40	$370	6,200,000	$57,410,746	$57,411,116
Purchases of Shares			200,000	1,934,182	1,934,182
Redemption of Shares			(800,000)	(8,003,776)	(8,003,776)
Net Increase (Decrease) due to Share Transactions			(600,000)	(6,069,594)	(6,069,594)
Net Income (Loss)
Net Investment Income (Loss)		(1)		(83,501)	(83,502)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(20)		(1,028,653)	(1,028,673)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		35		3,534,956	3,534,991
Net Income (Loss)		14		2,422,802	2,422,816
Net Change in Shareholders' Equity	—	14	(600,000)	(3,646,792)	(3,646,778)
Balance at September 30, 2020	40	$384	5,600,000	$53,763,954	$53,764,338

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

Invesco DB Energy Fund
Statement of Changes in Shareholders' Equity
For the Nine Months Ended September 30, 2020
(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2019	40	$585	4,400,000	$64,331,328	$64,331,913
Purchases of Shares			5,600,000	56,711,529	56,711,529
Redemption of Shares			(4,400,000)	(47,536,940)	(47,536,940)
Net Increase (Decrease) due to Share Transactions			1,200,000	9,174,589	9,174,589
Net Income (Loss)
Net Investment Income (Loss)		—		6,594	6,594
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(211)		(20,758,942)	(20,759,153)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		10		1,010,385	1,010,395
Net Income (Loss)		(201)		(19,741,963)	(19,742,164)
Net Change in Shareholders' Equity	—	(201)	1,200,000	(10,567,374)	(10,567,575)
Balance at September 30, 2020	40	$384	5,600,000	$53,763,954	$53,764,338

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

Invesco DB Energy Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net Income (Loss)	$(19,742,164)	$9,988,771
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(63,873,269)	(167,986,452)
Proceeds from securities sold and matured	58,964,624	200,871,518
Cost of affiliated investments purchased	(170,940,384)	(200,848,116)
Proceeds from affiliated investments sold	188,075,762	204,214,694
Net accretion of discount on United States Treasury Obligations	(130,858)	(995,606)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	(20,718)	(7,610)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	2,660	(37,203)
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	(1,522,048)	1,449,554
Dividends from affiliates	18,650	3,628
Management fees	(6,900)	(46,146)
Brokerage commissions and fees	56	449
Net cash provided by (used in) operating activities	(9,174,589)	46,607,481
Cash flows from financing activities:
Proceeds from purchases of Shares	56,711,529	25,604,699
Redemption of Shares	(47,536,940)	(70,761,399)
Increase (decrease) in payable for amount due to custodian	—	(1,367,641)
Increase (decrease) in payable for distributions	—	(83,140)
Net cash provided by (used in) financing activities	9,174,589	(46,607,481)
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$3,336	$9,635

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Notes to Unaudited Financial Statements

September 30, 2020

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

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Energy Index Excess Return™ (the “Index”) over time, plus the excess, if any, of the sum of the Fund’s interest income from its holdings of United States Treasury Obligations (“Treasury Income”), dividends from its holdings in money market mutual funds (affiliated or otherwise) (“Money Market Income”) and dividends or distributions of capital gains from its holdings of T-Bill ETFs (as defined below) (“T-Bill ETF Income”) over the expenses of the Fund. The Fund invests in futures contracts in an attempt to track its Index.  The Index is intended to reflect the change in market value of the energy sector. The commodities comprising the Index are Light Sweet Crude Oil, Ultra Low Sulphur Diesel (also commonly known as Heating Oil), Brent Crude Oil, RBOB Gasoline (reformulated gasoline blendstock for oxygen blending, or “RBOB”) and Natural Gas (each, an “Index Commodity,” and collectively, the “Index Commodities”).

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

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 100,000 Shares (“Creation Units”). The Fund commenced investment operations on January 3, 2007. The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC) on January 5, 2007 and, since November 25, 2008, has been listed on the NYSE Arca, Inc. (the “NYSE Arca”).

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2020 and 2019. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 28, 2020.

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

No distributions were paid for the three and nine months ended September 30, 2020 and 2019.

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2020 and 2019, the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three and nine months ended September 30, 2020 and 2019, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2017.

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

The Managing Owner waived fees of $14,914 and $37,606 for the three and nine months ended September 30, 2020, respectively. The Managing Owner waived fees of $6,178 and $19,398 for the three and nine months ended September 30, 2019, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of September 30, 2020 and December 31, 2019.

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

The following is a summary of the tiered valuation input levels as of September 30, 2020:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$19,997,018	$—	$19,997,018
Exchange-Traded Fund	10,065,496	—	—	10,065,496
Money Market Mutual Fund	22,884,379	—	—	22,884,379
Total Investments in Securities	32,949,875	19,997,018	—	52,946,893
Other Investments - Assets (a)
Commodity Futures Contracts	2,628,339	—	—	2,628,339
Total Investments	$35,578,214	$19,997,018	$—	$55,575,232

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$14,963,000	$—	$14,963,000
Exchange-Traded Fund	20,031,492	—	—	20,031,492
Money Market Mutual Fund	30,030,218	—	—	30,030,218
Total Investments in Securities	50,061,710	14,963,000	—	65,024,710
Other Investments - Assets (a)
Commodity Futures Contracts	2,540,955	—	—	2,540,955
Other Investments - Liabilities (a)
Commodity Futures Contracts	(925,671)	—	—	(925,671)
Total Other Investments	1,615,284	—	—	1,615,284
Total Investments	$51,676,994	$14,963,000	$—	$66,639,994

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2020		December 31, 2019
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$2,628,339	$—	$2,540,955	$(925,671)

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2020 and December 31, 2019 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2020	2019
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(1,028,870)	$(1,361,189)
	Net Change in Unrealized Gain (Loss)	3,540,919	(3,145,463)
Total		$2,512,049	$(4,506,652)

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2020	2019
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(20,779,871)	$(8,497,033)
	Net Change in Unrealized Gain (Loss)	1,013,055	17,470,729
Total		$(19,766,816)	$8,973,696

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Average Notional Value	$58,824,277	$65,606,342	$54,146,696	$81,640,227

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

Invesco Premier U.S. Government Money Portfolio, Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore Invesco Premier U.S. Government Money Portfolio and Invesco Government & Agency Portfolio are considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2020.

	Value 06/30/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2020	Dividend Income
Invesco Treasury Collateral ETF	$10,072,160	$—	$—	$(6,664)	$—	$10,065,496	$7,296
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	—	23,805,592	(921,213)	—	—	22,884,379	74
Invesco Premier U.S. Government Money Portfolio, Institutional Class	30,678,713	22,183,519	(52,862,232)	—	—	—	2,093
Total	$40,750,873	$45,989,111	$(53,783,445)	$(6,664)	$—	$32,949,875	$9,463

	Value 12/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2020	Dividend Income
Invesco Treasury Collateral ETF	$20,031,492	$—	$(9,989,539)	$2,422	$21,121	$10,065,496	$87,286
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	—	23,805,592	(921,213)	—	—	22,884,379	74
Invesco Premier U.S. Government Money Portfolio, Institutional Class	30,030,218	147,134,792	(177,165,010)	—	—	—	68,561
Total	$50,061,710	$170,940,384	$(188,075,762)	$2,422	$21,121	$32,949,875	$155,921

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2019.

	Value 06/30/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2019	Dividend Income
Invesco Treasury Collateral ETF	$20,041,931	$—	$—	$(3,796)	$—	$20,038,135	$110,688
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	6,232,508	63,082,228	(67,777,597)	—	—	1,537,139	21,931
Total	$26,274,439	$63,082,228	$(67,777,597)	$(3,796)	$—	$21,575,274	$132,619

	Value 12/31/2018	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2019	Dividend Income
Invesco Treasury Collateral ETF	$20,012,512	$—	$—	$25,623	$—	$20,038,135	$346,406
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	4,903,717	200,848,116	(204,214,694)	—	—	1,537,139	84,431
Total	$24,916,229	$200,848,116	$(204,214,694)	$25,623	$—	$21,575,274	$430,837

Note 9 - Share Purchases and Redemptions

(a) Purchases

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Creation Units. Each Creation Unit consists of a block of 100,000 Shares. For purposes of processing both creation and redemption orders, a “business day” means any day other than a day when banks in New York City are required or permitted to be closed. Creation orders must be placed by 10:00 a.m., Eastern Time. The day on which the Transfer Agent receives a valid creation order is the creation order date. The day on which a creation order is settled is the creation order settlement date. Cash settlement occurs at the creation order settlement date. As provided below, the creation order settlement date may occur up to two business days after the creation order date. By placing a creation order, and prior to delivery of such Creation Units, an Authorized Participant’s Depository Trust Company (“DTC”) account is charged the non-refundable transaction fee due for the creation order.

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

(b) Redemptions

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Creation Units. Redemption orders must be placed by 10:00 a.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. Cash settlement occurs at the redemption order settlement date. As provided below, the redemption order settlement date may occur up to two business days after the redemption order date. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 100,000 and only through an Authorized Participant.

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2020 and 2019. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Asset Value
Net asset value per Share, beginning of period	$9.26	$14.27	$14.62	$12.33
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	0.36	(0.98)	(5.02)	0.84
Net investment income (loss) (a)	(0.02)	0.05	—	0.17
Net income (loss)	0.34	(0.93)	(5.02)	1.01
Net asset value per Share, end of period	$9.60	$13.34	$9.60	$13.34
Market value per Share, beginning of period (b)	$9.28	$14.19	$14.64	$12.43
Market value per Share, end of period (b)	$9.56	$13.38	$9.56	$13.38

Ratio to average Net Assets (c)
Net investment income (loss)	(0.55)%	1.44%	0.02%	1.57%
Expenses, after waivers	0.66%	0.73%	0.70%	0.75%
Expenses, prior to waivers	0.76%	0.77%	0.79%	0.78%
Total Return, at net asset value (d)	3.67%	(6.52)%	(34.34)%	8.19%
Total Return, at market value (d)	3.02%	(5.71)%	(34.70)%	7.64%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
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

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Energy Index Excess Return™ (the “Index”) over time, plus the excess, if any, of the sum of the Fund’s interest income from its holdings of United States Treasury Obligations (“Treasury Income”), dividends from its holdings in money market mutual funds (affiliated or otherwise) (“Money Market Income”) and dividends or distributions of capital gains from its holdings of T-Bill ETFs (as defined below) (“T-Bill ETF Income”) over the expenses of the Fund. The Fund invests in futures contracts in an attempt to track its Index.  The Index is intended to reflect the change in market value of the energy sector. The commodities comprising the Index are Light Sweet Crude Oil, Ultra Low Sulphur Diesel (also commonly known as Heating Oil), Brent Crude Oil, RBOB Gasoline (reformulated gasoline blendstock for oxygen blending, or “RBOB”) and Natural Gas (each, an “Index Commodity,” and collectively, the “Index Commodities”).

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of September 30, 2020:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil	23.71%
Ultra Low Sulphur Diesel	16.42
Brent Crude Oil	23.05
RBOB Gasoline	24.90
Natural Gas	11.92
Closing Level as of September 30, 2020:	100.00%

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

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more blocks of 100,000 Shares (“Creation Units”). Redemption orders must be placed by 10:00 a.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. As provided below, the redemption order settlement date may occur up to two business days after the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 100,000 and only through an Authorized Participant.

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

     Operating Activities

Net cash flow provided by (used in) operating activities was $(9.2) million and $46.6 million for the nine months ended September 30, 2020 and 2019, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2020, $63.9 million was paid to purchase United States Treasury Obligations and $59.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2019, $168.0 million was paid to purchase United States Treasury Obligations and $200.9 million was received from sales and maturing United States Treasury Obligations. $188.1 million was received from sales of affiliated investments and $170.9 million was paid to purchase affiliated investments during the nine months ended September 30, 2020. $204.2 million was received from sales of affiliated investments and $200.8 million was paid to purchase affiliated investments during the nine months ended September 30, 2019.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $9.2 million and $(46.6) million during the nine months ended September 30, 2020 and 2019, respectively. This included $56.7 million and $25.6 million from Shares purchased by Authorized Participants and $(47.5) million and $(70.8) million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2020 and 2019, respectively. Payable for amount due to the Custodian increased (decreased) by $0.0 million and $(1.4) million during the nine months ended September 30, 2020 and 2019, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

COMPARISON OF MARKET, NAV AND DBIQ OPT YIELD ENERGY INDEX ER FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

Performance Summary

This Report covers the three and nine months ended September 30, 2020 and 2019. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2020 and 2019” below provides an overview of the changes in the closing levels of the DBIQ-OY Energy TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Energy TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity

Returns for the Three and Nine Months Ended September 30, 2020 and 2019

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY ENERGY TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2020	2019	2020	2019
DB Light Sweet Crude Oil Indices	3.78%	(6.91)%	(32.04)%	12.77%
DB Ultra Low Sulphur Diesel Indices	(4.87)	(5.56)	(52.56)	11.07
DB Brent Crude Oil Indices	1.94	(7.51)	(34.89)	7.65
DB RBOB Gasoline Indices	8.38	(6.08)	(26.18)	15.03
DB Natural Gas Indices	12.52	(4.78)	(9.88)	(11.19)
AGGREGATE RETURN	3.86%	(6.33)%	(34.15)%	8.79%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2019

Fund Share Price Performance

For the three months ended September 30, 2020, the NYSE Arca market value of each Share increased from $9.28 per Share to $9.56 per Share. The Share price low and high for the three months ended September 30, 2020 and related change from the Share price on June 30, 2020 was as follows: Shares traded at a low of $9.18 per Share (-1.08%) on September 10, 2020, and a high of $10.30 per Share (+10.94%) on August 25, 2020. The total return for the Fund, on a market value basis, was 3.02%.

For the three months ended September 30, 2019, the NYSE Arca market value of each Share decreased from $14.19 per Share to $13.38 per Share. The Share price low and high for the three months ended September 30, 2019 and related change from the Share price on June 30, 2019 was as follows: Shares traded at a low of $12.90 per Share (-9.09%) on August 7, 2019, and a high of $14.73 per Share (+3.81%) on July 11, 2019. The total return for the Fund, on a market value basis, was -5.71%.

Fund Share Net Asset Performance

For the three months ended September 30, 2020, the NAV of each Share increased from $9.26 per Share to $9.60 per Share. Rising commodity futures contract prices for Light Sweet Crude Oil, Brent Crude Oil, RBOB Gasoline and Natural Gas were partially offset by falling commodity futures contract prices for Ultra Low Sulphur Diesel during the three months ended September 30, 2020, contributing to an overall 3.83% increase in the level of the Index and to a 3.86% increase in the level of the DBIQ-OY Energy TR™. The total return for the Fund, on a NAV basis, was 3.67%.

Net income (loss) for the three months ended September 30, 2020 was $2.4 million, primarily resulting from $0.0 million of income, net realized gain (loss) of $(1.0) million, net change in unrealized gain (loss) of $3.5 million and net operating expenses of $0.1 million.

For the three months ended September 30, 2019, the NAV of each Share decreased from $14.27 per Share to $13.34 per Share. Falling commodity futures contracts prices for Light Sweet Crude Oil, Ultra Low Sulphur Diesel, Brent Crude Oil, RBOB Gasoline and Natural Gas during the three months ended September 30, 2019, contributed to an overall 6.82% decrease in the level of the Index and to a 6.33% decrease in the level of the DBIQ-OY Energy TR™. The total return for the Fund, on a NAV value basis, was -6.52%.

Net income (loss) for the three months ended September 30, 2019 was $(4.3) million, primarily resulting from $0.3 million of income, net realized gain (loss) of $(1.4) million, net change in unrealized gain (loss) of $(3.2) million and net operating expenses of $0.1 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2019

Fund Share Price Performance

          For the nine months ended September 30, 2020, the NYSE Arca market value of each Share decreased from $14.64 per Share to

$9.56 per Share. The Share price low and high for the nine months ended September 30, 2020 and related change from the Share price on December 31, 2019 was as follows: Shares traded at a low of $7.09 per Share (-51.61%) on April 27, 2020, and a high of $15.01 per Share (+2.49%) on January 3, 2020. The total return for the Fund, on a market value basis, was -34.70%.

          For the nine months ended September 30, 2019, the NYSE Arca market value of each Share increased from $12.43 per Share to $13.38 per Share. The Share price low and high for the nine months ended September 30, 2019 and related change from the Share price on December 31, 2018 was as follows: Shares traded at a low of $12.55 per Share (+0.97%) on January 2, 2019, and a high of $15.63 per Share (+25.70%) on April 23, 2019.The total return for the Fund, on a market value basis, was 7.64%.

Fund Share Net Asset Performance

           For the nine months ended September 30, 2020, the NAV of each Share decreased from $14.62 per Share to $9.60 per Share.

Falling commodity futures contracts prices for Light Sweet Crude Oil, Ultra Low Sulphur Diesel, Brent Crude Oil, RBOB Gasoline and Natural Gas during the nine months ended September 30, 2020 contributed to an overall 34.38% decrease in the level of the Index and to a 34.15% decrease in the level of the DBIQ-OY Energy TR™. The total return for the Fund, on a market value basis, was

-34.34%.

           Net income (loss) for the nine months ended September 30, 2020 was $(19.7) million, primarily resulting from $0.3 million of income, net realized gain (loss) of $(20.7) million, net change in unrealized gain (loss) of $1.0 million and net operating expenses of $0.3 million.

           For the nine months ended September 30, 2019, the NAV of each Share increased from $12.33 per Share to $13.34 per Share. Rising commodity futures contracts prices for Light Sweet Crude Oil, Ultra Low Sulphur Diesel, Brent Crude Oil and RBOB Gasoline were partially offset by falling commodity futures contracts prices for Natural Gas during the nine months ended September 30, 2019 contributing to an overall 6.97% increase in the level of the Index and to a 8.79% increase in the level of the DBIQ-OY Energy TR™. The total return for the Fund, on a NAV value basis, was 8.19%.

           Net income (loss) for the nine months ended September 30, 2019 was $10.0 million, primarily resulting from $1.4 million of income, net realized gain (loss) of $(8.5) million, net change in unrealized gain (loss) of $17.5 million and net operating expenses of $0.5 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2020.

				For the Nine Months Ended,
				September 30, 2020
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Energy Fund	$53,764,338	2.07%	$2,596,157	19

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2019.

				For the Year Ended,
				December 31, 2019
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Energy Fund	$64,331,913	1.31%	$1,958,556	20

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

The following were the primary trading risk exposures of the Fund as of September 30, 2020 by Index Commodity.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

Recent Risks Related to Investing in Oil Markets

As the impact of the 2020 pandemic-related price volatility passes through various sectors of the financial and commodity markets, unusual developments in the crude oil markets have occurred. The oil markets are characterized by extreme volatility, and have experienced volatile price swings recently. On April 20th, the last trading day before expiration of the NYMEX West Texas Intermediate (“WTI”) May 2020 crude oil futures contract, futures contract prices fell below zero to historic lows, with the May 2020 WTI futures contract trading as low as negative $37.63. As of the date of this Report, the Fund invests in the WTI futures contract for March 2021. If that, or any other futures contract held by the Fund at a future date, were to reach a negative price, investors in the Fund could lose a significant portion or all of their investment.

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

Trading Limitations Could Be Imposed on the Fund.

Market volatility and economic turbulence in the first nine months of 2020 has led to futures commission merchants increasing margin requirements for certain futures contracts, including nearer-dated WTI and other oil futures contracts. Some futures commission merchants may impose trading limitations, whether in the form of limits or prohibitions on trading oil futures contracts. If the Fund is subject to increased margin requirements, it will incur increased costs in achieving its investment objective. The Fund may not be able to achieve its investment objective if it becomes subject to heightened trading limitations.

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

Risk that the Fund Will Experience Losses As a Result of Global Economic Shocks.

In March 2020, U.S. equity markets entered a bear market in the fastest such move in the history of U.S. financial markets. Economic turmoil continued in the months thereafter, with those in the United States who have requested unemployment benefits since the outbreak of the novel coronavirus (“COVID-19”) reaching historic levels. In response to COVID-19, the United States Congress has passed relief packages totaling more than $2.5 trillion, including $2 trillion of economic relief made available in the Coronavirus Aid, Relief, and Economic Security (CARES) Act. Congress and the President continue to debate legislation to provide further economic relief and/or stimulus. However, such legislation may not be adopted until after the congressional and presidential elections. Although oil prices rallied during 2019 with higher prices supported by continued compliance with OPEC+ production cuts, US sanctions against Venezuela and Iran, and tension in the Gulf region, prices fell to historic lows in April 2020. Contemporaneous with the onset of the COVID-19 pandemic in the US, oil experienced shocks to supply and demand, impacting the price and volatility of oil. With the oversupply of oil, caused at least in part to the COVID-19-driven significantly low demand, the oil market volatility continued through the end of April. The global economic shocks being experienced as of the date hereof may cause significant losses to the Fund.

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

Super contango exists when the futures contracts for the month next to occur (e.g., the December 2020 futures contract available in November 2020) trade significantly lower than futures contracts with delivery in later months. Super contango typically occurs when the inventory space available to store the physical commodity has significantly decreased as a result of excess supply, meaning that a futures contract’s cost of carry (e.g., the cost of storing a physical commodity) has increased. In April 2020, the WTI futures contract with a May 2020 delivery date entered super contango, resulting in significant losses for investors in this contract. The effects of rolling in a super contangoed market generally are more exaggerated than rolling in a contangoed market.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended September 30, 2020 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2020 to July 31, 2020	—	$—
August 1, 2020 to August 31, 2020	200,000	10.24
September 1, 2020 to September 30, 2020	600,000	9.93
Total	800,000	$10.00

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Form of Participant Agreement (filed herewith)

10.2	Amendment to Form of Participant Agreement (filed herewith)

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Energy Fund – September 30, 2020 and December 31, 2019 (Unaudited), (ii) the Schedule of Investments of Invesco DB Energy Fund – September 30, 2020 (Unaudited), (iii) the Schedule of Investments of Invesco DB Energy Fund – December 31, 2019 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Energy Fund – For the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Three Months Ended September 30, 2020 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Three Months Ended September 30, 2019 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Nine Months Ended September 30, 2020 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Nine Months Ended September 30, 2019 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Energy Fund – For the Nine Months Ended September 30, 2020 and 2019 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Energy Fund – September 30, 2020.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Energy Fund

By: Invesco Capital Management LLC,
its Managing Owner

Dated: November 5, 2020	By:	/s/ ANNA PAGLIA
	Name:	Anna Paglia
	Title:	Principal Executive Officer

Dated: November 5, 2020	By:	/s/ KELLI GALLEGOS
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools