Form 10-Q
period 2021-06-30
Invesco DB Energy Fund; Invesco DB Multi-Sector Commodity Trust
filed 2021-08-06
CIK 1383062, 1367306

ed

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of outstanding Shares as of June 30, 2021 : 7,000,000

INVESCO DB ENERGY FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Energy Fund

Statements of Financial Condition

June 30, 2021 and December 31, 2020

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
United States Treasury Obligations, at value (cost $39,995,443 and $19,992,113, respectively)	$39,996,269	$19,993,340
Affiliated Investments, at value (cost $69,090,396 and $38,240,835, respectively)	69,118,537	38,268,976
Other investments:
Variation margin receivable - Commodity Futures Contracts	121,533	173,501
Cash held by custodian	—	246,166
Receivable for:
Dividends from affiliates	1,137	525
Total assets	$109,237,476	$58,682,508

Liabilities
Payable for:
Management fees	59,229	35,268
Brokerage commissions and fees	4,998	4,992
Total liabilities	64,227	40,260
Commitments and Contingencies (Note 10)

Equity
Shareholder's equity—General Shares	624	434
Shareholders' equity—Shares	109,172,625	58,641,814
Total shareholders' equity	109,173,249	58,642,248
Total liabilities and equity	$109,237,476	$58,682,508

General Shares outstanding	40	40
Shares outstanding	7,000,000	5,400,000
Net asset value per share	$15.60	$10.86
Market value per share	$15.59	$10.86

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Schedule of Investments

June 30, 2021

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.040% due August 5, 2021	16.49%	$17,999,317	$18,000,000
U.S. Treasury Bills, 0.050% due August 12, 2021 (b)	4.58	4,999,723	5,000,000
U.S. Treasury Bills, 0.025% due September 9, 2021 (b)	1.83	1,999,839	2,000,000
U.S. Treasury Bills, 0.050% due October 7, 2021 (b)	4.58	4,999,422	5,000,000
U.S. Treasury Bills, 0.035% due December 2, 2021	9.16	9,997,968	10,000,000
Total United States Treasury Obligations (cost $39,995,443)	36.64%	$39,996,269
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $10,031,643)(c)	9.21%	$10,059,784	95,200
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 0.03% (cost $59,058,753)(c)(d)	54.10	59,058,753	59,058,753
Total Affiliated Investments (cost $69,090,396)	63.31%	$69,118,537
Total Investments in Securities (cost $109,085,839)	99.95%	$109,114,806

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $11,998,300 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.

(d)     The rate shown is the 7-day SEC standardized yield as of June 30, 2021.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
ICE-UK Brent Crude	334	November - 2021	$23,971,180	$6,721,336	$6,721,336
NYMEX Natural Gas	246	April - 2022	7,175,820	1,023,638	1,023,638
NYMEX NY Harbor ULSD	286	May - 2022	24,864,840	910,380	910,380
NYMEX RBOB Gasoline	306	November - 2021	26,029,156	7,105,633	7,105,633
NYMEX WTI Crude	390	December - 2021	27,077,700	5,353,250	5,353,250
Total Commodity Futures Contracts				$21,114,237	$21,114,237

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB Energy Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Income
Interest Income	$4,889	$35,444	$9,763	$125,726
Dividends from Affiliates	$3,438	30,002	7,865	146,458
Total Income	8,327	65,446	17,628	272,184
Expenses
Management Fees	173,024	86,753	311,916	190,251
Brokerage Commissions and Fees	4,267	5,029	6,960	11,500
Interest Expense	468	1,077	745	3,029
Total Expenses	177,759	92,859	319,621	204,780
Less: Waivers	(2,777)	(11,477)	(12,717)	(22,692)
Net Expenses	174,982	81,382	306,904	182,088
Net Investment Income (Loss)	(166,655)	(15,936)	(289,276)	90,096
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	—	—	(600)
Affiliated Investments	—	—	—	21,121
Commodity Futures Contracts	10,187,803	(11,181,695)	16,668,677	(19,751,001)
Net Realized Gain (Loss)	10,187,803	(11,181,695)	16,668,677	(19,730,480)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(4,299)	(32,192)	(401)	(5,818)
Affiliated Investments	(1,428)	(37,128)	—	9,086
Commodity Futures Contracts	6,341,209	19,151,540	12,716,862	(2,527,864)
Net Change in Unrealized Gain (Loss)	6,335,482	19,082,220	12,716,461	(2,524,596)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	16,523,285	7,900,525	29,385,138	(22,255,076)
Net Income (Loss)	$16,356,630	$7,884,589	$29,095,862	$(22,164,980)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund
Statement of Changes in Shareholders' Equity
For the Three Months Ended June 30, 2021
(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2021	40	$522	6,500,000	$84,760,060	$84,760,582
Purchases of Shares			1,500,000	22,302,096	22,302,096
Redemption of Shares			(1,000,000)	(14,246,059)	(14,246,059)
Net Increase (Decrease) due to Share Transactions			500,000	8,056,037	8,056,037
Net Income (Loss)
Net Investment Income (Loss)		(1)		(166,654)	(166,655)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		64		10,187,739	10,187,803
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		39		6,335,443	6,335,482
Net Income (Loss)		102		16,356,528	16,356,630
Net Change in Shareholders' Equity	—	102	500,000	24,412,565	24,412,667
Balance at June 30, 2021	40	$624	7,000,000	$109,172,625	$109,173,249

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

Invesco DB Energy Fund
Statement of Changes in Shareholders' Equity
 For the Six Months Ended June 30, 2021
(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2020	40	$434	5,400,000	$58,641,814	$58,642,248
Purchases of Shares			2,900,000	39,621,226	39,621,226
Redemption of Shares			(1,300,000)	(18,186,087)	(18,186,087)
Net Increase (Decrease) due to Share Transactions			1,600,000	21,435,139	21,435,139
Net Income (Loss)
Net Investment Income (Loss)		(2)		(289,274)	(289,276)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		109		16,668,568	16,668,677
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		83		12,716,378	12,716,461
Net Income (Loss)		190		29,095,672	29,095,862
Net Change in Shareholders' Equity	—	190	1,600,000	50,530,811	50,531,001
Balance at June 30, 2021	40	$624	7,000,000	$109,172,625	$109,173,249

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

Invesco DB Energy Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net Income (Loss)	$29,095,862	$(22,164,980)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(32,993,567)	(43,879,470)
Proceeds from securities sold and matured	13,000,000	42,964,938
Cost of affiliated investments purchased	(109,169,835)	(124,951,273)
Proceeds from affiliated investments sold	78,320,274	134,292,317
Net accretion of discount on United States Treasury Obligations	(9,763)	(124,942)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	(20,521)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	401	(3,268)
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	51,968	(185,000)
Dividends from affiliates	(612)	16,414
Management fees	23,961	(6,980)
Brokerage commissions and fees	6	58
Net cash provided by (used in) operating activities	(21,681,305)	(14,062,707)
Cash flows from financing activities:
Proceeds from purchases of Shares	39,621,226	54,777,347
Redemption of Shares	(18,186,087)	(39,533,164)
Net cash provided by (used in) financing activities	21,435,139	15,244,183
Net change in cash	(246,166)	1,181,476
Cash at beginning of period	246,166	—
Cash at end of period	$—	$1,181,476
Supplemental disclosure of cash flow information
Cash paid for interest	$745	$3,029

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Notes to Unaudited Financial Statements

June 30, 2021

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2021 and 2020. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 26, 2021.

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

No distributions were paid for the three and six months ended June 30, 2021 and 2020.

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2021 and 2020, the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three and six months ended June 30, 2021 and 2020, respectively.

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

The Managing Owner waived fees of $2,777 and $12,717 for the three and six months ended June 30, 2021, respectively. The Managing Owner waived fees of $11,477 and $22,692 for the three and six months ended June 30, 2020, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of June 30, 2021 and December 31, 2020.

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

The following is a summary of the tiered valuation input levels as of June 30, 2021:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$39,996,269	$—	$39,996,269
Exchange-Traded Fund	10,059,784	—	—	10,059,784
Money Market Mutual Fund	59,058,753	—	—	59,058,753
Total Investments in Securities	69,118,537	39,996,269	—	109,114,806
Other Investments - Assets (a)
Commodity Futures Contracts	21,114,237	—	—	21,114,237
Total Investments	$90,232,774	$39,996,269	$—	$130,229,043

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$19,993,340	$—	$19,993,340
Exchange-Traded Fund	10,059,784	—	—	10,059,784
Money Market Mutual Fund	28,209,192	—	—	28,209,192
Total Investments in Securities	38,268,976	19,993,340	—	58,262,316
Other Investments - Assets (a)
Commodity Futures Contracts	8,483,438	—	—	8,483,438
Other Investments - Liabilities (a)
Commodity Futures Contracts	(86,063)	—	—	(86,063)
Total Other Investments	8,397,375	—	—	8,397,375
Total Investments	$46,666,351	$19,993,340	$—	$66,659,691

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2021		December 31, 2020
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$21,114,237	$—	$8,483,438	$(86,063)

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the June 30, 2021 and December 31, 2020 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2021	2020
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$10,187,803	$(11,181,695)
	Net Change in Unrealized Gain (Loss)	6,341,209	19,151,540
Total		$16,529,012	$7,969,845

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2021	2020
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$16,668,677	$(19,751,001)
	Net Change in Unrealized Gain (Loss)	12,716,862	(2,527,864)
Total		$29,385,539	$(22,278,865)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Average Notional Value	$94,436,648	$46,439,397	$82,884,819	$51,942,764

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2021.

	Value 03/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2021	Dividend Income
Invesco Treasury Collateral ETF	$10,061,212	$—	$—	$(1,428)	$—	$10,059,784	$131
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	40,943,463	57,373,327	(39,258,037)	—	—	59,058,753	3,307
Total	$51,004,675	$57,373,327	$(39,258,037)	$(1,428)	$—	$69,118,537	$3,438

	Value 12/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2021	Dividend Income
Invesco Treasury Collateral ETF	$10,059,784	$—	$—	$—	$—	$10,059,784	$1,628
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	28,209,192	109,169,835	(78,320,274)	—	—	59,058,753	6,237
Total	$38,268,976	$109,169,835	$(78,320,274)	$—	$—	$69,118,537	$7,865

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2020.

	Value 03/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2020	Dividend Income
Invesco Treasury Collateral ETF	$10,109,288	$—	$—	$(37,128)	$—	$10,072,160	$23,004
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	12,174,384	59,668,217	(41,163,888)	—	—	30,678,713	6,998
Total	$22,283,672	$59,668,217	$(41,163,888)	$(37,128)	$—	$40,750,873	$30,002

	Value 12/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2020	Dividend Income
Invesco Treasury Collateral ETF	$20,031,492	$—	$(9,989,539)	$9,086	$21,121	$10,072,160	$79,990
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	30,030,218	124,951,273	(124,302,778)	—	—	30,678,713	66,468
Total	$50,061,710	$124,951,273	$(134,292,317)	$9,086	$21,121	$40,750,873	$146,458

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2021 and 2020. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Asset Value
Net asset value per Share, beginning of period	$13.04	$8.19	$10.86	$14.62
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	2.59	1.07	4.79	(5.38)
Net investment income (loss) (b)	(0.03)	—	(0.05)	0.02
Net income (loss)	2.56	1.07	4.74	(5.36)
Net asset value per Share, end of period	$15.60	$9.26	$15.60	$9.26
Market value per Share, beginning of period (c)	$13.07	$8.14	$10.86	$14.64
Market value per Share, end of period (c)	$15.59	$9.28	$15.59	$9.28

Ratio to average Net Assets (d)
Net investment income (loss)	(0.72)%	(0.14)%	(0.69)%	0.36%
Expenses, after waivers	0.75%	0.70%	0.73%	0.72%
Expenses, prior to waivers	0.77%	0.80%	0.76%	0.81%
Total Return, at net asset value (e)	19.63%	13.06%	43.65%	(36.66)%
Total Return, at market value (e)	19.28%	14.00%	43.55%	(36.61)%

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of June 30, 2021:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil	24.81%
Ultra Low Sulphur Diesel	22.79
Brent Crude Oil	21.98
RBOB Gasoline	23.86
Natural Gas	6.56
Closing Level as of June 30, 2021:	100.00%

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

     Operating Activities

Net cash flow provided by (used in) operating activities was $(21.7) million and $(14.1) million for the six months ended June 30, 2021 and 2020, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2021, $33.0 million was paid to purchase United States Treasury Obligations and $13.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2020, $43.9 million was paid to purchase United States Treasury Obligations and $43.0 million was received from sales and maturing United States Treasury Obligations. $78.3 million was received from sales of affiliated investments and $109.2 million was paid to purchase affiliated investments during the six months ended June 30, 2021. $134.3 million was received from sales of affiliated investments and

$125.0 million was paid to purchase affiliated investments during the six months ended June 30, 2020. Unrealized appreciation (depreciation) on United States Treasury Obligations and affiliated investments increased (decreased) net cash provided by (used in) operating activities by $0.0 million and $(0.0) million during the six months ended June 30, 2021 and 2020, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $21.4 million and $15.2 million during the six months ended June 30, 2021 and 2020, respectively. This included $39.6 million and $54.8 million from Shares purchased by Authorized Participants and $18.2 million and $39.5 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2021 and 2020, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

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

COMPARISON OF MARKET, NAV AND DBIQ OPT YIELD ENERGY INDEX ER FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

DBE - For the Three Months Ended June 30, 2021
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Percentage Change
3/31/2021
6/30/2021
Date
NAV
Market
DBIQ Opt Yield Energy Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBE - For the Three Months Ended June 30, 2020
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Percentage Change
3/31/2020
6/30/2020
Date
NAV
Market
DBIQ Opt Yield Energy Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBE - For the Six Months Ended June 30, 2021
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
Percentage Change
12/31/2020
6/30/2021
Date
NAV
Market
DBIQ Opt Yield Energy Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBE - For the Six Months Ended June 30, 2020
10.00%
0.00%
-10.00%
-20.00%
-30.00%
-40.00%
-50.00%
-60.00%
Percentage Change
12/31/2019
6/30/2020
Date
NAV
Market
DBIQ Opt Yield Energy Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and six months ended June 30, 2021 and 2020. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity Returns for the three and six months ended June 30, 2021 and 2020” below provides an overview of the changes in the closing levels of the DBIQ-OY Energy TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Energy TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2021 and 2020

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY ENERGY TR™
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2021	2020	2021	2020
DB Light Sweet Crude Oil Indices	23.07%	13.91%	53.00%	(34.52)%
DB Ultra Low Sulphur Diesel Indices	18.31	(3.67)	40.74	(50.13)
DB Brent Crude Oil Indices	19.90	11.67	41.83	(36.13)
DB RBOB Gasoline Indices	19.51	37.41	50.46	(31.89)
DB Natural Gas Indices	14.29	6.55	16.67	(19.91)
AGGREGATE RETURN	19.82%	13.43%	44.11%	(36.59)%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2020

Fund Share Price Performance

For the three months ended June 30, 2021, the NYSE Arca market value of each Share increased from $13.07 per Share to $15.59 per Share. The Share price low and high for the three months ended June 30, 2021 and related change from the Share price on March 31, 2021 was as follows: Shares traded at a low of $13.06 per Share (-0.08%) on April 5, 2021, and a high of $15.70 per Share (+20.17%) on June 24, 2021. The total return for the Fund on a market value basis was +19.28%.

For the three months ended June 30, 2020, the NYSE Arca market value of each Share increased from $8.14 per Share to $9.28 per Share. The Share price low and high for the three months ended June 30, 2020 and related change from the Share price on March

31, 2020 was as follows: Shares traded at a low of $7.09 per Share (-12.96%) on April 27, 2020, and a high of $9.61 per Share (+18.00%) on June 22, 2020. The total return for the Fund on a market value basis was +14.00%.

Fund Share Net Asset Performance

For the three months ended June 30, 2021, the NAV of each Share increased from $13.04 per Share to $15.60 per Share. Rising commodity futures contract prices for Light Sweet Crude Oil, Ultra Low Sulphur Diesel, Brent Crude Oil, RBOB Gasoline and Natural Gas during the three months ended June 30, 2021 contributed to an overall 19.81% increase in the level of the Index and to a 19.82% increase in the level of the DBIQ-OY Energy TR™. The total return for the Fund on a NAV basis was +19.63%.

Net income (loss) for the three months ended June 30, 2021 was 16.4 million, primarily resulting from $0.0 million of income, net realized gain (loss) of $10.2 million, net change in unrealized gain (loss) of $6.3 million and net operating expenses of $0.2 million.

For the three months ended June 30, 2020, the NAV of each Share increased from $8.19 per Share to $9.26 per Share. Rising commodity futures contract prices for Light Sweet Crude Oil, Brent Crude Oil, RBOB Gasoline and Natural Gas were partially offset by falling commodity futures contract prices for Ultra Low Sulphur Diesel during the three months ended June 30, 2020 which contributed to an overall 13.39% increase in the level of the Index and to a 13.43% increase in the level of the DBIQ-OY Energy TR™. The total return for the Fund on a NAV basis was +13.06%.

Net income (loss) for the three months ended June 30, 2020 was $7.9 million, primarily resulting from $0.1 million of income, net realized gain (loss) of $(11.2) million, net change in unrealized gain (loss) of $19.1 million and net operating expenses of $0.1 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2020

Fund Share Price Performance

For the six months ended June 30, 2021, the NYSE Arca market value of each Share increased from $10.86 per Share to

$15.59 per Share. The Share price low and high for the six months ended June 30, 2021 and related change from the Share price on

December 31, 2020 was as follows: Shares traded at a low of $10.70 per Share (-1.47%) on January 4, 2021, and a high of $15.70 per Share (+44.63%) on June 24, 2021. The total return for the Fund on a market value basis was +43.55%.

For the six months ended June 30, 2020, the NYSE Arca market value of each Share decreased from $14.64 per Share to

$9.28 per Share. The Share price low and high for the six months ended June 30, 2020 and related change from the Share price on

December 31, 2019 was as follows: Shares traded at a low of $7.09 per Share (-51.61%) on April 27, 2020, and a high of $15.01 per Share (+2.49%) on January 3, 2020. The total return for the Fund on a market value basis was -36.61%.

Fund Share Net Asset Performance

For the six months ended June 30, 2021, the NAV of each Share increased from $10.86 per Share to $15.60 per Share.

Rising commodity futures contract prices for Light Sweet Crude Oil, Ultra Low Sulphur Diesel, Brent Crude Oil, RBOB Gasoline

and Natural Gas during the six months ended June 30, 2021 contributed to an overall 44.09% increase in the level of the Index and to a 44.11% increase in the level of the DBIQ-OY Energy TR™. The total return for the Fund on a NAV basis was +43.65%.

Net income (loss) for the six months ended June 30, 2021 was $29.1 million, primarily resulting from $0.0 million of income, net realized gain (loss) of $16.7 million, net change in unrealized gain (loss) of $12.7 million and net operating expenses of $0.3 million.

For the six months ended June 30, 2020, the NAV of each Share decreased from $14.62 per Share to $9.26 per Share.

Falling commodity futures contract prices for Light Sweet Crude Oil, Ultra Low Sulphur Diesel, Brent Crude Oil, RBOB Gasoline

and Natural Gas during the six months ended June 30, 2020 contributed to an overall 36.80% decrease in the level of the Index and to a 36.59% decrease in the level of the DBIQ-OY Energy TR™. The total return for the Fund on a NAV basis was -36.66%.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s net assets.

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2021.

				For the Six Months Ended June 30, 2021

Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Energy Fund	$109,173,249	1.34%	$3,400,694	2

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2020.

				For the Year Ended December 31, 2020 Number of times VaR Exceeded

Description	Net Assets	Daily Volatility	VaR* (99 Percentile)
Invesco DB Energy Fund	$58,642,248	2.15%	$2,940,135	21

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

The following were the primary trading risk exposures of the Fund as of June 30, 2021 by Index Commodity.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended June 30, 2021 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2021 to April 30, 2021	400,000	$13.32
May 1, 2021 to May 31, 2021	200,000	14.46
June 1, 2021 to June 30, 2021	400,000	15.07
Total	1,000,000	$14.25

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Energy Fund – June 30, 2021 and December 31, 2020 (Unaudited), (ii) the Schedule of Investments of Invesco DB Energy Fund – June 30, 2021 (Unaudited), (iii) the Schedule of Investments of Invesco DB Energy Fund – December 31, 2020 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Energy Fund – For the Three and Six Months Ended June 30, 2021 and 2020 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Three Months Ended June 30, 2021 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Three Months Ended June 30, 2020 (Unaudited), (vii) the Statements of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Six Months Ended June 30, 2021 (Unaudited), and (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Six Months Ended June 30, 2020 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Energy Fund – For the Six Months Ended June 30, 2021 and 2020 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Energy Fund – June 30, 2021.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Energy Fund

By: Invesco Capital Management LLC,
its Managing Owner

Dated: August 5, 2021	By:	/s/ ANNA PAGLIA
	Name:	Anna Paglia
	Title:	Principal Executive Officer

Dated: August 5, 2021	By:	/s/ KELLI GALLEGOS
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools