Form 10-Q
period 2021-09-30
Invesco DB Energy Fund; Invesco DB Multi-Sector Commodity Trust
filed 2021-11-05
CIK 1383062, 1367306

ed

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of outstanding Shares as of September 30, 2021 : 6,500,000

INVESCO DB ENERGY FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Energy Fund

Statements of Financial Condition

September 30, 2021 and December 31, 2020

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
United States Treasury Obligations, at value (cost $40,998,292 and $19,992,113, respectively)	$40,999,497	$19,993,340
Affiliated Investments, at value (cost $68,322,302 and $38,240,835, respectively)	68,349,491	38,268,976
Other investments:
Variation margin receivable - Commodity Futures Contracts	819,817	173,501
Cash held by custodian	—	246,166
Receivable for:
Dividends from affiliates	1,128	525
Total assets	$110,169,933	$58,682,508

Liabilities
Payable for:
Management fees	63,647	35,268
Brokerage commissions and fees	5,435	4,992
Total liabilities	69,082	40,260
Commitments and Contingencies (Note 10)

Equity
Shareholder's equity—General Shares	678	434
Shareholders' equity—Shares	110,100,173	58,641,814
Total shareholders' equity	110,100,851	58,642,248
Total liabilities and equity	$110,169,933	$58,682,508

General Shares outstanding	40	40
Shares outstanding	6,500,000	5,400,000
Net asset value per share	$16.94	$10.86
Market value per share	$16.94	$10.86

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Schedule of Investments

September 30, 2021

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a) (b)
U.S. Treasury Bills, 0.050% due October 7, 2021(b)	4.54%	$4,999,978	$5,000,000
U.S. Treasury Bills, 0.045% due December 2, 2021(b)	15.44	16,999,268	17,000,000
U.S. Treasury Bills, 0.045% due December 9, 2021	0.91	999,961	1,000,000
U.S. Treasury Bills, 0.040% due January 6, 2022	6.36	6,999,476	7,000,000
U.S. Treasury Bills, 0.050% due January 20, 2022	1.81	1,999,804	2,000,000
U.S. Treasury Bills, 0.055% due February 3, 2022(b)	7.27	8,001,188	8,002,300
U.S. Treasury Bills, 0.050% due March 10, 2022	0.91	999,822	1,000,000
Total United States Treasury Obligations (cost $40,998,292)	37.24%	$40,999,497
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $10,031,643)(c)	9.14%	$10,058,832	95,200
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 0.03% (cost $58,290,659)(c)(d)	52.94	58,290,659	58,290,659
Total Affiliated Investments (cost $68,322,302)	62.08%	$68,349,491
Total Investments in Securities (cost $109,320,594)	99.32%	$109,348,988

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $16,998,100 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.

(d)     The rate shown is the 7-day SEC standardized yield as of September 30, 2021.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
ICE-UK Brent Crude	310	November - 2021	$24,034,300	$7,848,744	$7,848,744
NYMEX Natural Gas	228	April - 2022	8,718,720	3,005,117	3,005,117
NYMEX NY Harbor ULSD	266	May - 2022	24,897,919	2,598,315	2,598,315
NYMEX RBOB Gasoline	284	November - 2021	25,717,961	7,964,508	7,964,508
NYMEX WTI Crude	362	December - 2021	26,856,780	6,591,753	6,591,753
Total Commodity Futures Contracts				$28,008,437	$28,008,437

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB Energy Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Income
Interest Income	$5,326	$5,916	$15,089	$131,642
Dividends from Affiliates	3,523	9,463	11,388	155,921
Total Income	8,849	15,379	26,477	287,563
Expenses
Management Fees	198,332	112,902	510,248	303,153
Brokerage Commissions and Fees	742	586	7,702	12,086
Interest Expense	556	307	1,301	3,336
Total Expenses	199,630	113,795	519,251	318,575
Less: Waivers	(2,029)	(14,914)	(14,746)	(37,606)
Net Expenses	197,601	98,881	504,505	280,969
Net Investment Income (Loss)	(188,752)	(83,502)	(478,028)	6,594
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	197	—	(403)
Affiliated Investments	—	—	—	21,121
Commodity Futures Contracts	1,943,083	(1,028,870)	18,611,760	(20,779,871)
Net Realized Gain (Loss)	1,943,083	(1,028,673)	18,611,760	(20,759,153)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	379	736	(22)	(5,082)
Affiliated Investments	(952)	(6,664)	(952)	2,422
Commodity Futures Contracts	6,894,200	3,540,919	19,611,062	1,013,055
Net Change in Unrealized Gain (Loss)	6,893,627	3,534,991	19,610,088	1,010,395
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	8,836,710	2,506,318	38,221,848	(19,748,758)
Net Income (Loss)	$8,647,958	$2,422,816	$37,743,820	$(19,742,164)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund
Statement of Changes in Shareholders' Equity
For the Three Months Ended September 30, 2021
(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2021	40	$624	7,000,000	$109,172,625	$109,173,249
Purchases of Shares			—	—	—
Redemption of Shares			(500,000)	(7,720,356)	(7,720,356)
Net Increase (Decrease) due to Share Transactions			(500,000)	(7,720,356)	(7,720,356)
Net Income (Loss)
Net Investment Income (Loss)		(1)		(188,751)	(188,752)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		11		1,943,072	1,943,083
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		44		6,893,583	6,893,627
Net Income (Loss)		54		8,647,904	8,647,958
Net Change in Shareholders' Equity	—	54	(500,000)	927,548	927,602
Balance at September 30, 2021	40	$678	6,500,000	$110,100,173	$110,100,851

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

Invesco DB Energy Fund
Statement of Changes in Shareholders' Equity
 For the Nine Months Ended September 30, 2021
(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2020	40	$434	5,400,000	$58,641,814	$58,642,248
Purchases of Shares			2,900,000	39,621,226	39,621,226
Redemption of Shares			(1,800,000)	(25,906,443)	(25,906,443)
Net Increase (Decrease) due to Share Transactions			1,100,000	13,714,783	13,714,783
Net Income (Loss)
Net Investment Income (Loss)		(3)		(478,025)	(478,028)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		120		18,611,640	18,611,760
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		127		19,609,961	19,610,088
Net Income (Loss)		244		37,743,576	37,743,820
Net Change in Shareholders' Equity	—	244	1,100,000	51,458,359	51,458,603
Balance at September 30, 2021	40	$678	6,500,000	$110,100,173	$110,100,851

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

Invesco DB Energy Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net Income (Loss)	$37,743,820	$(19,742,164)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(58,991,090)	(63,873,269)
Proceeds from securities sold and matured	38,000,000	58,964,624
Cost of affiliated investments purchased	(159,503,588)	(170,940,384)
Proceeds from affiliated investments sold	129,422,121	188,075,762
Net accretion of discount on United States Treasury Obligations	(15,089)	(130,858)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	(20,718)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	974	2,660
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	(646,316)	(1,522,048)
Dividends from affiliates	(603)	18,650
Management fees	28,379	(6,900)
Brokerage commissions and fees	443	56
Net cash provided by (used in) operating activities	(13,960,949)	(9,174,589)
Cash flows from financing activities:
Proceeds from purchases of Shares	39,621,226	56,711,529
Redemption of Shares	(25,906,443)	(47,536,940)
Net cash provided by (used in) financing activities	13,714,783	9,174,589
Net change in cash	(246,166)	—
Cash at beginning of period	246,166	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$1,301	$3,336

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Notes to Unaudited Financial Statements

September 30, 2021

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

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Energy Index Excess Return™ (the “Index”) over time, plus the excess, if any, of the sum of the Fund’s interest income from its holdings of United States Treasury Obligations (“Treasury Income”), dividends from its holdings in money market mutual funds (affiliated or otherwise) (“Money Market Income”) and dividends or distributions of capital gains from its holdings of T-Bill ETFs (as defined below) (“T-Bill ETF Income”) over the expenses of the Fund. The Fund invests in futures contracts in an attempt to track its Index. The Index is intended to reflect the change in market value of the energy sector. The commodities comprising the Index are Light Sweet Crude Oil, Ultra-Low Sulphur Diesel (also commonly known as Heating Oil), Brent Crude Oil, RBOB Gasoline (reformulated gasoline blendstock for oxygen blending, or “RBOB”) and Natural Gas (each, an “Index Commodity,” and collectively, the “Index Commodities”).

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2021 and 2020. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 26, 2021.

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

No distributions were paid for the three and nine months ended September 30, 2021 and 2020.

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2021 and 2020, the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three and nine months ended September 30, 2021 and 2020, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2018.

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

The Managing Owner

The Managing Owner serves as the Fund’s commodity pool operator, commodity trading advisor and managing owner. The Fund pays the Managing Owner a management fee, monthly in arrears, in an amount equal to 0.75% per annum of the daily NAV of the Fund (the “Management Fee”). The Fund, for cash management purposes, invests in money market mutual funds and/or T-Bill ETFs that are managed by affiliates of the Managing Owner. The indirect portion of the management fee that the Fund incurs through such investments is in addition to the Management Fee paid to the Managing Owner. The Managing Owner has contractually agreed to waive indefinitely the fees that it receives in an amount equal to the indirect management fees that the Fund incurs through its investments in affiliated money market mutual funds and/or affiliated T-Bill ETFs. The Managing Owner may terminate this fee waiver on 60 days’ notice.

The Managing Owner waived fees of $2,029 and $14,746 for the three and nine months ended September 30, 2021, respectively. The Managing Owner waived fees of $14,914 and $37,606 for the three and nine months ended September 30, 2020, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of September 30, 2021 and December 31, 2020.

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

The following is a summary of the tiered valuation input levels as of September 30, 2021:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$40,999,497	$—	$40,999,497
Exchange-Traded Fund	10,058,832	—	—	10,058,832
Money Market Mutual Fund	58,290,659	—	—	58,290,659
Total Investments in Securities	68,349,491	40,999,497	—	109,348,988
Other Investments - Assets (a)
Commodity Futures Contracts	28,008,437	—	—	28,008,437
Total Investments	$96,357,928	$40,999,497	$—	$137,357,425

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$19,993,340	$—	$19,993,340
Exchange-Traded Fund	10,059,784	—	—	10,059,784
Money Market Mutual Fund	28,209,192	—	—	28,209,192
Total Investments in Securities	38,268,976	19,993,340	—	58,262,316
Other Investments - Assets (a)
Commodity Futures Contracts	8,483,438	—	—	8,483,438
Other Investments - Liabilities (a)
Commodity Futures Contracts	(86,063)	—	—	(86,063)
Total Other Investments	8,397,375	—	—	8,397,375
Total Investments	$46,666,351	$19,993,340	$—	$66,659,691

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2021		December 31, 2020
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$28,008,437	$—	$8,483,438	$(86,063)

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2021 and December 31, 2020 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2021	2020
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$1,943,083	$(1,028,870)
	Net Change in Unrealized Gain (Loss)	6,894,200	3,540,919
Total		$8,837,283	$2,512,049

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2021	2020
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$18,611,760	$(20,779,871)
	Net Change in Unrealized Gain (Loss)	19,611,062	1,013,055
Total		$38,222,822	$(19,766,816)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Average Notional Value	$108,197,702	$58,824,277	$90,386,585	$54,146,696

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2021.

	Value 06/30/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2021	Dividend Income
Invesco Treasury Collateral ETF	$10,059,784	$—	$—	$(952)	$—	$10,058,832	$—
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	59,058,753	50,333,753	(51,101,847)	—	—	58,290,659	3,523
Total	$69,118,537	$50,333,753	$(51,101,847)	$(952)	$—	$68,349,491	$3,523

	Value 12/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2021	Dividend Income
Invesco Treasury Collateral ETF	$10,059,784	$—	$—	$(952)	$—	$10,058,832	$1,628
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	28,209,192	159,503,588	(129,422,121)	—	—	58,290,659	9,760
Total	$38,268,976	$159,503,588	$(129,422,121)	$(952)	$—	$68,349,491	$11,388

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2020

	Value 06/30/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2020	Dividend Income
Invesco Treasury Collateral ETF	$10,072,160	$—	$—	$(6,664)	$—	$10,065,496	$7,296
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	—	23,805,592	(921,213)	—	—	$22,884,379	74
Invesco Premier U.S. Government Money Portfolio, Institutional Class	30,678,713	22,183,519	(52,862,232)	—	—	—	2,093
Total	$40,750,873	$45,989,111	$(53,783,445)	$(6,664)	$—	$32,949,875	$9,463

	Value 12/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2020	Dividend Income
Invesco Treasury Collateral ETF	$20,031,492	$—	$(9,989,539)	$2,422	$21,121	$10,065,496	$87,286
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	—	23,805,592	(921,213)	—	—	22,884,379	74
Invesco Premier U.S. Government Money Portfolio, Institutional Class	30,030,218	147,134,792	(177,165,010)	—	—	-	68,561
Total	$50,061,710	$170,940,384	$(188,075,762)	$2,422	$21,121	$32,949,875	$155,921

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2021 and 2020. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Asset Value
Net asset value per Share, beginning of period	$15.60	$9.26	$10.86	$14.62
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	1.37	0.36	6.15	(5.02)
Net investment income (loss) (b)	(0.03)	(0.02)	(0.07)	0.00
Net income (loss)	1.34	0.34	6.08	(5.02)
Net asset value per Share, end of period	$16.94	$9.60	$16.94	$9.60
Market value per Share, beginning of period (c)	$15.59	$9.28	$10.86	$14.64
Market value per Share, end of period (c)	$16.94	$9.56	$16.94	$9.56

Ratio to average Net Assets (d)
Net investment income (loss)	(0.71)%	(0.55)%	(0.70)%	0.02%
Expenses, after waivers	0.75%	0.66%	0.74%	0.70%
Expenses, prior to waivers	0.75%	0.76%	0.76%	0.79%
Total Return, at net asset value (e)	8.59%	3.67%	55.99%	(34.34)%
Total Return, at market value (e)	8.66%	3.02%	55.99%	(34.70)%

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

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Energy Index Excess Return™ (the “Index”) over time, plus the excess, if any, of the sum of the Fund’s interest income from its holdings of United States Treasury Obligations (“Treasury Income”), dividends from its holdings in money market mutual funds (affiliated or otherwise) (“Money Market Income”) and dividends or distributions of capital gains from its holdings of T-Bill ETFs (as defined below) (“T-Bill ETF Income”) over the expenses of the Fund. The Fund invests in futures contracts in an attempt to track its Index. The Index is intended to reflect the change in market value of the energy sector. The commodities comprising the Index are Light Sweet Crude Oil, Ultra-Low Sulphur Diesel (also commonly known as Heating Oil), Brent Crude Oil, RBOB Gasoline (reformulated gasoline blendstock for oxygen blending, or “RBOB”) and Natural Gas (each, an “Index Commodity,” and collectively, the “Index Commodities”).

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of September 30, 2021:

Index Commodity	Fund Weight (%)
Brent Crude Oil	21.82%
Light Sweet Crude Oil	24.36
Natural Gas	7.93
RBOB Gasoline	23.34
Ultra-Low Sulphur Diesel	22.55
Closing Level as of September 30, 2021:	100.00%

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

As of the date of this Report, each of BofA Securities, Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp, Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jefferies LLC, JP Morgan Securities Inc, Merrill Lynch Professional Clearing Corp, Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, Virtu Americas LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

     Operating Activities

Net cash flow provided by (used in) operating activities was $(14.0) million and $(9.2) million for the nine months ended September 30, 2021 and 2020, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2021, $59.0 million was paid to purchase United States Treasury Obligations and $38.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2020, $63.9 million was paid to purchase United States Treasury Obligations and $59.0 million was received from sales and maturing United States Treasury Obligations. $129.4 million was received from sales of affiliated investments and $159.5 million was paid to purchase affiliated investments during the nine months ended September 30, 2021. $188.1 million was received from sales of affiliated investments and $170.9 million was paid to purchase affiliated investments during the nine months ended September 30, 2020. Unrealized appreciation (depreciation) on United States Treasury Obligations and affiliated investments increased (decreased) net cash provided by (used in) operating activities by $0.0 million and $0.0 million during the nine months ended September 30, 2021 and 2020, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $13.7 million and $9.2 million during the nine months ended September 30, 2021 and 2020, respectively. This included $39.6 million and $56.7 million from Shares purchased by Authorized Participants and $(25.9) million and $(47.5) million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2021 and 2020, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

COMPARISON OF MARKET, NAV AND DBIQ OPT YIELD ENERGY INDEX ER FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

DBE - For the Three Months Ended September 30, 2021
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Percentage Change
6/30/2021
9/30/2021
Date
NAV
Market
DBIQ Opt Yield Energy Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBE - For the Three Months Ended September 30, 2020
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
Percentage Change
6/30/2020
9/30/2020
Date
NAV
Market
DBIQ Opt Yield Energy Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBE - For Year-To-Date Ended September 30, 2021
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
Percentage Change
12/31/2020
9/30/2021
Date
NAV
Market
DBIQ Opt Yield Energy Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBE - For the Nine Months Ended September 30, 2020
10.00%
0.00%
-10.00%
-20.00%
-30.00%
-40.00%
-50.00%
-60.00%
Percentage Change
12/31/2019
9/30/2020
Date
NAV
Market
DBIQ Opt Yield Energy Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and nine months ended September 30, 2021 and 2020. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity Returns for the three and nine months ended September 30, 2021 and 2020” below provides an overview of the changes in the closing levels of the DBIQ-OY Energy TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Energy TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity

Returns For the Three and Nine Months Ended September 30, 2021 and 2020

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY ENERGY TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2021	2020	2021	2020
DB Brent Crude Oil Indices	8.04%	1.94%	53.24%	(34.89)%
DB Light Sweet Crude Oil Indices	6.87	3.78	63.50	(32.04)
DB Natural Gas Indices	31.11	12.52	52.97	(9.88)
DB RBOB Gasoline Indices	6.47	8.38	60.20	(26.18)
DB Ultra-Low Sulphur Diesel Indices	7.68	(4.87)	51.54	(52.56)
AGGREGATE RETURN	8.81%	3.86%	56.81%	(34.15)%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2020

Fund Share Price Performance

For the three months ended September 30, 2021, the NYSE Arca market value of each Share increased from $15.59 per Share to $16.94 per Share. The Share price low and high for the three months ended September 30, 2021 and related change from the Share price on June 30, 2021 was as follows: Shares traded at a low of $14.04 per Share (-9.97%) on August 20, 2021, and a high of $16.94 per Share (+8.66%) on September 30, 2021. The total return for the Fund on a market value basis was +8.66%.

For the three months ended September 30, 2020, the NYSE Arca market value of each Share increased from $9.28 per Share to

$9.56 per Share. The Share price low and high for the three months ended September 30, 2020 and related change from the Share price on June 30, 2020 was as follows: Shares traded at a low of $9.18 per Share (-1.08%) on September 10, 2020, and a high of $10.30 per Share (+10.94%) on August 25, 2020. The total return for the Fund, on a market value basis, was +3.02%.

Fund Share Net Asset Performance

For the three months ended September 30, 2021, the NAV of each Share increased from $15.60 per Share to $16.94 per Share. Rising commodity futures contract prices for Light Sweet Crude Oil, Ultra-Low Sulphur Diesel, Brent Crude Oil, RBOB Gasoline and Natural Gas during the three months ended September 30, 2021 contributed to an overall 8.80% increase in the level of the Index and to an 8.81% increase in the level of the DBIQ-OY Energy TR™. The total return for the Fund on a NAV basis was +8.59%

Net income (loss) for the three months ended September 30, 2021 was $8.6 million, primarily resulting from $0.0 million of income, net realized gain (loss) of $1.9 million, net change in unrealized gain (loss) of $6.9 million and net operating expenses of $0.2 million.

For the three months ended September 30, 2020, the NAV of each Share increased from $9.26 per Share to $9.60 per Share. Rising commodity futures contract prices for Light Sweet Crude Oil, Brent Crude Oil, RBOB Gasoline and Natural Gas were partially offset by falling commodity futures contract prices for Ultra-Low Sulphur Diesel during the three months ended September 30, 2020, which contributed to an overall 3.83% increase in the level of the Index and to a 3.86% increase in the level of the DBIQ-OY Energy TR™. The total return for the Fund, on a NAV basis, was +3.67%.

Net income (loss) for the three months ended September 30, 2020 was $2.4 million, primarily resulting from $0.0 million of income, net realized gain (loss) of $(1.0) million, net change in unrealized gain (loss) of $3.5 million and net operating expenses of $0.1 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2020

Fund Share Price Performance

For the nine months ended September 30, 2021, the NYSE Arca market value of each Share increased from $10.86 per Share to

$16.94 per Share. The Share price low and high for the nine months ended September 30, 2021 and related change from the Share price on December 31, 2020 was as follows: Shares traded at a low of $10.70 per Share (-1.47%) on January 04, 2021, and a high of $16.94 per Share (+55.99%) on September 30, 2021. The total return for the Fund on a market value basis was +55.99%.

For the nine months ended September 30, 2020, the NYSE Arca market value of each Share decreased from $14.64 per Share to $9.56 per Share. The Share price low and high for the nine months ended September 30, 2020 and related change from the Share price on December 31, 2019 was as follows: Shares traded at a low of $7.09 per Share (-51.61%) on April 27, 2020, and a high of $15.01 per Share (+2.49%) on January 3, 2020. The total return for the Fund, on a market value basis, was -34.70%

Fund Share Net Asset Performance

For the nine months ended September 30, 2021, the NAV of each Share increased from $10.86 per Share to $16.94 per Share.

Rising commodity futures contract prices for Light Sweet Crude Oil, Ultra-Low Sulphur Diesel, Brent Crude Oil, RBOB Gasoline

and Natural Gas during the nine months ended September 30, 2021 contributed to an overall 56.76% increase in the level of the Index and to a 56.81% increase in the level of the DBIQ-OY Energy TR™. The total return for the Fund on a NAV basis was +55.99%.

Net income (loss) for the nine months ended September 30, 2021 was $37.7 million, primarily resulting from $0.0 million of income, net realized gain (loss) of $18.6 million, net change in unrealized gain (loss) of $19.6 million and net operating expenses of $0.5 million.

For the nine months ended September 30, 2020, the NAV of each Share decreased from $14.62 per Share to $9.60 per Share.

Falling commodity futures contracts prices for Light Sweet Crude Oil, Ultra-Low Sulphur Diesel, Brent Crude Oil, RBOB Gasoline

and Natural Gas during the nine months ended September 30, 2020 contributed to an overall 34.38% decrease in the level of the Index and to a 34.15% decrease in the level of the DBIQ-OY Energy TR™. The total return for the Fund, on a market value basis, was

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

The Fund has financial obligations to the Managing Owner and the Commodity Broker under the Trust Agreement and its agreement with the Commodity Broker (the “Commodity Broker Agreement”), respectively. Management Fee payments made to the Managing Owner, pursuant to the Trust Agreement, are calculated as a fixed percentage of the Fund’s NAV. Commission payments to the Commodity Broker, pursuant to the Commodity Broker Agreement, are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the number of payments that will be required under these arrangements for future periods as NAVs and trading activity will not be known until a future date. The Fund’s agreement with the Commodity Broker may be terminated by either party for various reasons. All Management Fees and commission payments are paid to the Managing Owner and the Commodity Broker, respectively.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2021.

				For the Nine Months Ended
				September 30, 2021
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Energy Fund	$110,100,851	1.40%	$3,582,479	5

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2020.

				For the Year Ended December 31, 2020 Number of times VaR Exceeded

Description	Net Assets	Daily Volatility	VaR* (99 Percentile)
Invesco DB Energy Fund	$58,642,248	2.15%	$2,940,135	21

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

The following were the primary trading risk exposures of the Fund as of September 30, 2021 by Index Commodity.

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

Ultra-Low Sulphur Diesel (also commonly known as Heating Oil)

The price of Ultra-Low Sulphur Diesel is volatile and is affected by numerous factors. The level of global industrial activity influences the demand for Ultra-Low Sulphur Diesel. In addition, the seasonal temperatures in countries throughout the world can also heavily influence the demand for Ultra-Low Sulphur Diesel. Ultra-Low Sulphur Diesel is derived from crude oil and as such, any factors that influence the supply of crude oil may also influence the supply of Ultra-Low Sulphur Diesel.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended September 30, 2021 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2021 to July 31, 2021	—	$—
August 1, 2021 to August 31, 2021	500,000	15.44
September 1, 2021 to September 30, 2021	—	—
Total	500,000	$15.44

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Energy Fund – September 30, 2021 and December 31, 2020 (Unaudited), (ii) the Schedule of Investments of Invesco DB Energy Fund – September 30, 2021 (Unaudited), (iii) the Schedule of Investments of Invesco DB Energy Fund – December 31, 2020 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Energy Fund – For the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Energy Fund –For the Three Months Ended September 30,2021 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Three Months Ended September 30, 2020 (Unaudited), (vii) the Statements of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Nine Months Ended September 30, 2021 (Unaudited), and (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Nine Months Ended September 30, 2020 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Energy Fund – For the Nine Months Ended September 30, 2021 and 2020 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Energy Fund – September 30, 2021.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Energy Fund

By: Invesco Capital Management LLC,
its Managing Owner

Dated: November 4, 2021	By:	/s/ ANNA PAGLIA
	Name:	Anna Paglia
	Title:	Principal Executive Officer

Dated: November 4, 2021	By:	/s/ KELLI GALLEGOS
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools