Form 10-Q
period 2022-06-30
Invesco DB Energy Fund; Invesco DB Multi-Sector Commodity Trust
filed 2022-08-05
CIK 1383062, 1367306

2ed

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of outstanding Shares as of June 30, 2022 : 10,800,000

INVESCO DB ENERGY FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Energy Fund

Statements of Financial Condition

June 30, 2022 and December 31, 2021

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
United States Treasury Obligations, at value (cost $118,328,625 and $37,999,658, respectively)	$118,067,526	$37,999,954
Affiliated investments, at value (cost $175,433,879 and $71,778,110, respectively)	175,455,356	71,801,967
Receivable for:
Dividends from affiliates	155,220	1,282
Total assets	$293,678,102	$109,803,203

Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$11,902,566	$2,193,062
Payable for:
Management fees	177,347	68,368
Brokerage commissions and fees	4,984	5,014
Total liabilities	12,084,897	2,266,444
Commitments and Contingencies (Note 10)

Equity
Shareholder's equity—General Shares	1,043	683
Shareholders' equity—Shares	281,592,162	107,536,076
Total shareholders' equity	281,593,205	107,536,759
Total liabilities and equity	$293,678,102	$109,803,203

General Shares outstanding	40	40
Shares outstanding	10,800,000	6,300,000
Net asset value per share	$26.07	$17.07
Market value per share	$26.14	$17.12

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Schedule of Investments

June 30, 2022

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.860% due July 21, 2022(b)	2.13%	$5,996,696	$6,000,000
U.S. Treasury Bills, 1.120% due September 1, 2022(b)	2.83	7,979,144	8,000,000
U.S. Treasury Bills, 1.250% due October 20, 2022(b)	7.06	19,882,602	20,000,000
U.S. Treasury Bills, 1.490% due November 17, 2022(b)	5.28	14,881,705	15,000,000
U.S. Treasury Bills, 1.580% due December 1, 2022(b)	14.08	39,626,212	40,000,000
U.S. Treasury Bills, 1.710% due December 8, 2022 (b)	10.55	29,701,167	30,000,000
Total United States Treasury Obligations (cost $118,328,625)	41.93%	$118,067,526
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $10,031,643)(c)	3.57%	$10,053,120	95,200
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 1.39% (cost $165,402,236)(c)(d)	58.74	165,402,236	165,402,236
Total Affiliated Investments (cost $175,433,879)	62.31%	$175,455,356
Total Investments in Securities (cost $293,762,504)	104.24%	$293,522,882

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $65,575,300 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.

(d)     The rate shown is the 7-day SEC standardized yield as of June 30, 2022.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
ICE-UK Brent Crude	580	September - 2022	$59,635,600	$(174,062)	$(174,062)
NYMEX Natural Gas	704	April - 2023	29,976,320	(584,588)	(584,588)
NYMEX NY Harbor ULSD	490	July - 2022	78,831,690	(7,387,611)	(7,387,611)
NYMEX RBOB Gasoline	506	November - 2022	59,409,966	9,875,450	9,875,450
NYMEX WTI Crude	573	December - 2022	53,672,910	9,804,573	9,804,573
Total Commodity Futures Contracts				$11,533,762	$11,533,762

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB Energy Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Income
Interest Income	$184,532	$4,889	$200,254	$9,763
Dividends from Affiliates	322,807	3,438	345,753	7,865
Total Income	507,339	8,327	546,007	17,628
Expenses
Management Fees	519,063	173,024	801,127	311,916
Brokerage Commissions and Fees	12,316	4,267	16,059	6,960
Interest Expense	2,654	468	3,258	745
Total Expenses	534,033	177,759	820,444	319,621
Less: Waivers	(44,878)	(2,777)	(48,803)	(12,717)
Net Expenses	489,155	174,982	771,641	306,904
Net Investment Income (Loss)	18,184	(166,655)	(225,634)	(289,276)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	1	—	1	—
Commodity Futures Contracts	63,795,384	10,187,803	66,855,459	16,668,677
Net Realized Gain (Loss)	63,795,385	10,187,803	66,855,460	16,668,677
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(247,820)	(4,299)	(261,395)	(401)
Affiliated Investments	4,760	(1,428)	(2,380)	—
Commodity Futures Contracts	(35,118,216)	6,341,209	5,372,655	12,716,862
Net Change in Unrealized Gain (Loss)	(35,361,276)	6,335,482	5,108,880	12,716,461
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	28,434,109	16,523,285	71,964,340	29,385,138
Net Income (Loss)	$28,452,293	$16,356,630	$71,738,706	$29,095,862

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund
Statement of Changes in Shareholders' Equity
For the Three Months Ended June 30, 2022
(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2022	40	$923	9,700,000	$223,825,541	$223,826,464
Purchases of Shares			1,700,000	45,681,580	45,681,580
Redemption of Shares			(600,000)	(16,367,132)	(16,367,132)
Net Increase (Decrease) due to Share Transactions			1,100,000	29,314,448	29,314,448
Net Income (Loss)
Net Investment Income (Loss)		—		18,184	18,184
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		318		63,795,067	63,795,385
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(198)		(35,361,078)	(35,361,276)
Net Income (Loss)		120		28,452,173	28,452,293
Net Change in Shareholders' Equity	—	120	1,100,000	57,766,621	57,766,741
Balance at June 30, 2022	40	$1,043	10,800,000	$281,592,162	$281,593,205

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

Invesco DB Energy Fund
Statement of Changes in Shareholders' Equity
For the Six Months Ended June 30, 2022
(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2021	40	683	6,300,000	107,536,076	$107,536,759
Purchases of Shares			5,100,000	118,684,872	118,684,872
Redemption of Shares			(600,000)	(16,367,132)	(16,367,132)
Net Increase (Decrease) due to Share Transactions			4,500,000	102,317,740	102,317,740
Net Income (Loss)
Net Investment Income (Loss)		(1)		(225,633)	(225,634)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		335		66,855,125	66,855,460
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		26		5,108,854	5,108,880
Net Income (Loss)		360		71,738,346	71,738,706
Net Change in Shareholders' Equity	—	360	4,500,000	174,056,086	174,056,446
Balance at June 30, 2022	40	$1,043	10,800,000	$281,592,162	$281,593,205

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund
Statement of Changes in Shareholders' Equity
For the Six Months Ended June 30, 2021
(Unaudited)

	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2020	40	$434	5,400,000	$58,641,814	$58,642,248
Purchases of Shares			2,900,000	39,621,226	39,621,226
Redemption of Shares			(1,300,000)	(18,186,087)	(18,186,087)
Net Increase (Decrease) due to Share Transactions			1,600,000	21,435,139	21,435,139
Net Income (Loss)
Net Investment Income (Loss)		(2)		(289,274)	(289,276)
Net Realized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		109		16,668,568	16,668,677
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		83		12,716,378	12,716,461
Net Income (Loss)		190		29,095,672	29,095,862
Net Change in Shareholders' Equity	—	190	1,600,000	50,530,811	50,531,001
Balance at June 30, 2021	40	$624	7,000,000	$109,172,625	$109,173,249

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net Income (Loss)	$71,738,706	$29,095,862
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(134,131,809)	(32,993,567)
Proceeds from securities sold and matured	54,002,300	13,000,000
Cost of affiliated investments purchased	(377,914,219)	(109,169,835)
Proceeds from affiliated investments sold	274,258,450	78,320,274
Net accretion of discount on United States Treasury Obligations	(199,457)	(9,763)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	(1)	—
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	263,775	401
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	9,709,504	51,968
Dividends from affiliates	(153,938)	(612)
Management fees	108,979	23,961
Brokerage commissions and fees	(30)	6
Net cash provided by (used in) operating activities	(102,317,740)	(21,681,305)
Cash flows from financing activities:
Proceeds from purchases of Shares	118,684,872	39,621,226
Redemption of Shares	(16,367,132)	(18,186,087)
Net cash provided by (used in) financing activities	102,317,740	21,435,139
Net change in cash	—	(246,166)
Cash at beginning of period	—	246,166
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$3,258	$745

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Notes to Unaudited Financial Statements

June 30, 2022

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2022 and 2021. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022.

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

No distributions were paid for the three and six months ended June 30, 2022 and 2021.

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2022 and 2021, the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three and six months ended June 30, 2022, respectively. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three and six months ended June 30, 2021, respectively.

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

The Managing Owner waived fees of $44,878 and $48,803 for the three and six months ended June 30, 2022, respectively. The Managing Owner waived fees of $2,777 and $12,717 for the three and six months ended June 30, 2021, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of June 30, 2022 and December 31, 2021.

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

The following is a summary of the tiered valuation input levels as of June 30, 2022:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$118,067,526	$—	$118,067,526
Exchange-Traded Fund	10,053,120	—	—	10,053,120
Money Market Mutual Fund	165,402,236	—	—	165,402,236
Total Investments in Securities	175,455,356	118,067,526	—	293,522,882
Other Investments - Assets (a)
Commodity Futures Contracts	19,680,023	—	—	19,680,023
Other Investments - Liabilities (a)
Commodity Futures Contracts	(8,146,261)	—	—	(8,146,261)

Total Other Investments	11,533,762	—	—	11,533,762
Total Investments	$186,989,118	$118,067,526	$—	$305,056,644

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$37,999,954	$—	$37,999,954
Exchange-Traded Fund	10,055,500	—	—	10,055,500
Money Market Mutual Fund	61,746,467	—	—	61,746,467
Total Investments in Securities	71,801,967	37,999,954	—	109,801,921
Other Investments - Assets (a)
Commodity Futures Contracts	6,161,107	—	—	6,161,107
Other Investments - Liabilities (a)
Commodity Futures Contracts	—	—	—	—
Total Other Investments	6,161,107	—	—	6,161,107
Total Investments	$77,963,074	$37,999,954	$—	$115,963,028

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2022		December 31, 2021
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$19,680,023	$(8,146,261)	$6,161,107	$—

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the June 30, 2022 and December 31, 2021 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2022	2021
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$63,795,384	$10,187,803
	Net Change in Unrealized Gain (Loss)	(35,118,216)	6,341,209
Total		$28,677,168	$16,529,012

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2022	2021
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$66,855,459	$16,668,677
	Net Change in Unrealized Gain (Loss)	5,372,655	12,716,862
Total		$72,228,114	$29,385,539

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Average Notional Value	$264,926,601	$94,436,648	$207,143,511	$82,884,819

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2022.

	Value 03/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2022	Dividend Income
Invesco Treasury Collateral ETF	$10,048,360	$—	$—	$4,760	$—	$10,053,120	$6,804
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	181,661,958	196,012,241	(212,271,963)	—	—	165,402,236	316,003
Total	$191,710,318	$196,012,241	$(212,271,963)	$4,760	$—	$175,455,356	$322,807

	Value 12/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2022	Dividend Income
Invesco Treasury Collateral ETF	$10,055,500	$—	$—	$(2,380)	$—	$10,053,120	$7,409
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	61,746,467	377,914,219	(274,258,450)	—	—	165,402,236	338,344
Total	$71,801,967	$377,914,219	$(274,258,450)	$(2,380)	$—	$175,455,356	$345,753

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2021.

	Value 03/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2021	Dividend Income
Invesco Treasury Collateral ETF	$10,061,212	$—	$—	$(1,428)	$—	$10,059,784	$131
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	40,943,463	57,373,327	(39,258,037)	—	—	$59,058,753	3,307
Total	$51,004,675	$57,373,327	$(39,258,037)	$(1,428)	$—	$69,118,537	$3,438

	Value 12/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2021	Dividend Income
Invesco Treasury Collateral ETF	$10,059,784	$—	$—	$—	$—	$10,059,784	$1,628
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	28,209,192	109,169,835	(78,320,274)	—	—	59,058,753	6,237
Total	$38,268,976	$109,169,835	$(78,320,274)	$—	$—	$69,118,537	$7,865

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2022 and 2021. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Asset Value
Net asset value per Share, beginning of period	$23.07	$13.04	$17.07	$10.86
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	3.00	2.59	9.03	4.79
Net investment income (loss) (b)	0.00	(0.03)	(0.03)	(0.05)
Net income (loss)	3.00	2.56	9.00	4.74
Net asset value per Share, end of period	$26.07	$15.60	$26.07	$15.60
Market value per Share, beginning of period (c)	$23.12	$13.07	$17.12	$10.86
Market value per Share, end of period (c)	$26.14	$15.59	$26.14	$15.59

Ratio to average Net Assets (d)
Net investment income (loss)	0.03%	(0.72)%	(0.21)%	(0.69)%
Expenses, after waivers	0.71%	0.75%	0.72%	0.73%
Expenses, prior to waivers	0.77%	0.77%	0.77%	0.76%
Total Return, at net asset value (e)	13.00%	19.63%	52.72%	43.65%
Total Return, at market value (e)	13.06%	19.28%	52.69%	43.55%

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

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results. Future economic and industry trends that could potentially impact the Fund and its performance are difficult to predict. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause actual results to differ materially from those expressed by such forward-looking statements.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of June 30, 2022:

Index Commodity	Fund Weight (%)
Brent Crude Oil	21.17%
Light Sweet Crude Oil	19.06
Natural Gas	10.65
RBOB Gasoline	21.10
Ultra-Low Sulphur Diesel	28.02
Closing Level as of June 30, 2022:	100.00%

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

     Operating Activities

Net cash flow provided by (used in) operating activities was $(102.3) million and $(21.7) million for the six months ended June 30, 2022 and 2021, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2022, $134.1 million was paid to purchase United States Treasury Obligations and $54.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2021, $33.0 million was paid to purchase United States Treasury Obligations and $13.0 million was received from sales and maturing United States Treasury Obligations. $274.3 million was received from sales of affiliated investments and $377.9 million was paid to purchase affiliated investments during the six months ended June 30, 2022. $78.3 million was received from sales of affiliated investments and $109.2 million was paid to purchase affiliated investments during the six months ended June 30, 2021.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $102.3 million and $21.4 million during the six months ended June 30, 2022 and 2021, respectively. This included $118.7 million and $39.6 million from Shares purchased by Authorized Participants and $16.4 million and $18.2 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2022 and 2021, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

COMPARISON OF MARKET, NAV AND DBIQ OPT YIELD ENERGY INDEX ER FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

DBE - For the Three Months Ended June 30, 2022
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Percentage Change
3/31/2022
6/30/2022
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

DBE - For Year-To-Date Ended June 30, 2022
90.00%
80.00%
70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
Percentage Change
12/31/2021
6/30/2022
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

Performance Summary

This Report covers the three and six months ended June 30, 2022 and 2021. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity Returns for the three and six months ended June 30, 2022 and 2021” below provides an overview of the changes in the closing levels of the DBIQ-OY Energy TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Energy TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2022 and 2021

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY ENERGY TR™
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2022	2021	2022	2021
DB Light Sweet Crude Oil Indices	5.98%	23.07%	35.67%	53.00%
DB Ultra-Low Sulphur Diesel Indices	31.23	18.31	86.21	40.74
DB Brent Crude Oil Indices	6.78	19.90	44.75	41.83
DB RBOB Gasoline Indices	9.53	19.51	38.31	50.46
DB Natural Gas Indices	8.76	14.29	74.21	16.67
AGGREGATE RETURNS	13.36%	19.82%	53.63%	44.11%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2021

Fund Share Price Performance

For the three months ended June 30, 2022, the NYSE Arca market value of each Share increased from $23.12 per Share to $26.14 per Share. The Share price low and high for the three months ended June 30, 2022 and related change from the Share price on March 31, 2022 was as follows: Shares traded at a low of $23.29 per Share (+0.74%) on April 6, 2022, and a high of $30.39 per Share (+31.45%) on June 9, 2022. The total return for the Fund on a market value basis was 13.06%.

Despite plunging sharply towards the end of the quarter as recession fears triggered a pullback from risk assets, energy commodities still managed to post a significant gain in Q2, supported by several looming crises. The largest contributors were Ultra Low Sulfur Diesel (ULSD) and gasoline, which both spiked as reduced refining capacity due to the pandemic, coupled with strong demand, sent inventories to critically low levels. Crude oil also rallied following the European Union’s ban of Russian oil, which exacerbated already elevated supply concerns. Furthermore, fears that Russia could cut off gas supplies to Europe in retaliation for the ban boosted natural gas prices.

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

Energy commodities performed positively in the second quarter of 2021, supported by the rare occurrence of a strong cycle in oil, with rising demand and tightening supplies happening simultaneously. World production was at decade lows following the historic OPEC+ production cut in spring 2020 and reduced North American production to combat the collapsing demand resulting from global lockdowns. As vaccine optimism grew and lockdown restrictions started to ease globally, pent up demand driven by COVID fatigue led to rapidly tightening balances, with demand for transportation fuels like gasoline and diesel recovering quicker than expected.

Fund Share Net Asset Performance

For the three months ended June 30, 2022, the NAV of each Share increased from $23.07 per Share to $26.07 per Share. Rising commodity futures contract prices for Light Sweet Crude Oil, Ultra-Low Sulphur Diesel, Brent Crude Oil, RBOB Gasoline and Natural Gas during the three months ended June 30, 2022 contributed to an overall 13.05% increase in the level of the Index and to an 13.36% increase in the level of the DBIQ-OY Energy TR™. The total return for the Fund on a NAV basis was +13.00%

Net income (loss) for the three months ended June 30, 2022 was $28.5 million, primarily resulting from $0.5 million of income, net realized gain (loss) of $63.8 million, net change in unrealized gain (loss) of $(35.4) million and net operating expenses of $0.5 million.

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

Net income (loss) for the three months ended June 30, 2021 was $16.4 million, primarily resulting from $0.0 million of income, net realized gain (loss) of $10.2 million, net change in unrealized gain (loss) of $6.3 million and net operating expenses of $0.2 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2021

Fund Share Price Performance

For the six months ended June 30, 2022, the NYSE Arca market value of each Share increased from $17.12 per Share to $26.14 per Share. The Share price low and high for the six months ended June 30, 2022 and related change from the Share price on

December 31, 2021 was as follows: Shares traded at a low of $17.37 per Share (+1.49%) on January 3, 2022, and a high of $30.39 per Share (+77.53%) on June 9, 2022. The total return for the Fund on a market value basis was +52.69%.

Energy commodities rallied aggressively in the first half of the year with the Fund posting a year-to-date return of over 50%. Despite the significant pull back towards the end of Q2 due to intensifying recession fears, snowballing supply concerns fueled by Russia’s invasion of Ukraine and the resulting sanctions measures, most notably the European Union’s ban of Russian oil and refined products, sent both front month Brent and WTI crude oil prices into triple digit territory and front month gasoline and Ultra Low Sulfur Diesel (ULSD) prices up over 60% year-to-date.

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

The Fund posted a gain of over 40% in the first half of 2021 as energy prices rallied, supported by the rare occurrence of a strong cycle in oil, growing vaccine optimism and easing lockdown restrictions globally. Pent up demand driven by COVID fatigue led to rapidly tightening balances, while use of transportation fuels like gasoline and diesel recovering quicker than expected.

Fund Share Net Asset Performance

For the six months ended June 30, 2022, the NAV of each Share increased from $17.07 per Share to $26.07 per Share.

Rising commodity futures contract prices for Light Sweet Crude Oil, Ultra Low Sulphur Diesel, Brent Crude Oil, RBOB Gasoline

and Natural Gas during the six months ended June 30, 2022 contributed to an overall 53.11% increase in the level of the Index and to a 53.63% increase in the level of the DBIQ-OY Energy TR™. The total return for the Fund on a NAV basis was +52.72%.

Net income (loss) for the six months ended June 30, 2022 was $71.7 million, primarily resulting from $0.5 million of income,

net realized gain (loss) of $66.9 million, net change in unrealized gain (loss) of $5.1 million and net operating expenses of $0.8 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2022.

				For the Six Months Ended
				June 30, 2022
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Energy Fund	$281,593,205	1.85%	$12,146,567	3

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2021.

				For the Year Ended,
				December 31, 2021
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Energy Fund	$107,536,759	1.46%	$3,650,574	13

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

The following were the primary trading risk exposures of the Fund as of June 30, 2022 by Index Commodity.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended June 30, 2022 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2022 to April 30, 2022	100,000	$23.30
May 1, 2022 to May 31, 2022	—	—
June 1, 2022 to June 30, 2022	500,000	28.07
Total	600,000	$27.28

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Energy Fund – June 30, 2022 and December 31, 2021 (Unaudited), (ii) the Schedule of Investments of Invesco DB Energy Fund – June 30, 2022 (Unaudited), (iii) the Schedule of Investments of Invesco DB Energy Fund – December 31, 2021 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Energy Fund – For the Three and Six Months Ended June 30, 2022 and 2021 (Unaudited), (v) the Statement of Changes in

Shareholders’ Equity of Invesco DB Energy Fund – For the Three Months Ended June 30, 2022 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Three Months Ended June 30, 2021 (Unaudited), (vii) the Statements of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Six Months Ended June 30, 2022 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Six Months Ended June 30, 2021 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Energy Fund – For the Six Months Ended June 30, 2022 and 2021 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Energy Fund – June 30, 2022.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Energy Fund

By: Invesco Capital Management LLC,
its Managing Owner

Dated: August 4, 2022	By:	/s/ ANNA PAGLIA
	Name:	Anna Paglia
	Title:	Principal Executive Officer

Dated: August 4, 2022	By:	/s/ KELLI GALLEGOS
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools