Form 10-Q
period 2022-09-30
Invesco DB Energy Fund; Invesco DB Multi-Sector Commodity Trust
filed 2022-11-04
CIK 1383062, 1367306

2ed

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of outstanding Shares as of September 30, 2022 : 8,600,000

INVESCO DB ENERGY FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Energy Fund

Statements of Financial Condition

September 30, 2022 and December 31, 2021

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
United States Treasury Obligations, at value (cost $104,752,299 and $37,999,658, respectively)	$104,570,576	$37,999,954
Affiliated investments, at value (cost $93,113,129 and $71,778,110, respectively)	93,113,662	71,801,967
Receivable for:
Dividends from affiliates	171,526	1,282
Total assets	$197,855,764	$109,803,203

Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$3,195,932	$2,193,062
Payable for:
Management fees	116,527	68,368
Brokerage commissions and fees	5,018	5,014
Total liabilities	3,317,477	2,266,444
Commitments and Contingencies (Note 10)

Equity
Shareholder's equity—General Shares	905	683
Shareholders' equity—Shares	194,537,382	107,536,076
Total shareholders' equity	194,538,287	107,536,759
Total liabilities and equity	$197,855,764	$109,803,203

General Shares outstanding	40	40
Shares outstanding	8,600,000	6,300,000
Net asset value per share	$22.62	$17.07
Market value per share	$22.65	$17.12

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Schedule of Investments

September 30, 2022

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a) (b)
U.S. Treasury Bills, 2.470% due October 20, 2022(b)	10.27%	$19,976,413	$20,000,000
U.S. Treasury Bills, 2.610% due November 17, 2022(b)	7.68	14,947,163	15,000,000
U.S. Treasury Bills, 2.880% due December 1, 2022(b)	20.46	39,810,708	40,000,000
U.S. Treasury Bills, 2.965% due December 8, 2022(b)	15.34	29,836,292	30,000,000
Total United States Treasury Obligations (cost $104,752,299)	53.75%	$104,570,576
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $10,031,643)(c)	5.16%	$10,032,176	95,200
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 2.88% (cost $83,081,486)(c)(d)	42.71	83,081,486	83,081,486
Total Affiliated Investments (cost $93,113,129)	47.87%	$93,113,662
Total Investments in Securities (cost $197,865,428)	101.62%	$197,684,238

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $51,837,200 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.

(d)     The rate shown is the 7-day SEC standardized yield as of September 30, 2022.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
ICE-UK Brent Crude	479	December - 2022	$39,273,210	$(2,904,390)	$(2,904,390)
NYMEX Natural Gas	562	April - 2023	26,886,080	735,212	735,212
NYMEX NY Harbor ULSD	448	March - 2023	53,945,472	(5,722,512)	(5,722,512)
NYMEX RBOB Gasoline	404	November - 2022	38,668,375	(2,773,334)	(2,773,334)
NYMEX WTI Crude	457	December - 2022	35,531,750	(2,617,567)	(2,617,567)
Total Commodity Futures Contracts				$(13,282,591)	$(13,282,591)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB Energy Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Income
Interest Income	$429,945	$5,326	$630,199	$15,089
Dividends from Affiliates	534,476	3,523	880,229	$11,388
Total Income	964,421	8,849	1,510,428	26,477
Expenses
Management Fees	413,811	198,332	1,214,938	510,248
Brokerage Commissions and Fees	8,564	742	24,623	7,702
Interest Expense	10,734	556	13,992	1,301
Total Expenses	433,109	199,630	1,253,553	519,251
Less: Waivers	(26,120)	(2,029)	(74,923)	(14,746)
Net Expenses	406,989	197,601	1,178,630	504,505
Net Investment Income (Loss)	557,432	(188,752)	331,798	(478,028)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	—	1	—
Commodity Futures Contracts	(8,112,915)	1,943,083	58,742,544	18,611,760
Net Realized Gain (Loss)	(8,112,915)	1,943,083	58,742,545	18,611,760
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	79,376	379	(182,019)	(22)
Affiliated Investments	(20,944)	(952)	(23,324)	(952)
Commodity Futures Contracts	(24,816,353)	6,894,200	(19,443,698)	19,611,062
Net Change in Unrealized Gain (Loss)	(24,757,921)	6,893,627	(19,649,041)	19,610,088
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(32,870,836)	8,836,710	39,093,504	38,221,848
Net Income (Loss)	$(32,313,404)	$8,647,958	$39,425,302	$37,743,820

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund
Statement of Changes in Shareholders' Equity
For the Three Months Ended September 30, 2022
(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2022	40	$1,043	10,800,000	$281,592,162	$281,593,205
Purchases of Shares			1,600,000	39,655,972	39,655,972
Redemption of Shares			(3,800,000)	(94,397,486)	(94,397,486)
Net Increase (Decrease) due to Share Transactions			(2,200,000)	(54,741,514)	(54,741,514)
Net Income (Loss)
Net Investment Income (Loss)		3		557,429	557,432
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(4)		(8,112,911)	(8,112,915)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(137)		(24,757,784)	(24,757,921)
Net Income (Loss)		(138)		(32,313,266)	(32,313,404)
Net Change in Shareholders' Equity	—	(138)	(2,200,000)	(87,054,780)	(87,054,918)
Balance at September 30, 2022	40	$905	8,600,000	$194,537,382	$194,538,287

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

Invesco DB Energy Fund
Statement of Changes in Shareholders' Equity
For the Nine Months Ended September 30, 2022
(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2021	40	$683	6,300,000	$107,536,076	$107,536,759
Purchases of Shares			6,700,000	158,340,844	158,340,844
Redemption of Shares			(4,400,000)	(110,764,618)	(110,764,618)
Net Increase (Decrease) due to Share Transactions			2,300,000	47,576,226	47,576,226
Net Income (Loss)
Net Investment Income (Loss)		2		331,796	331,798
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		331		58,742,214	58,742,545
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(111)		(19,648,930)	(19,649,041)
Net Income (Loss)		222		39,425,080	39,425,302
Net Change in Shareholders' Equity	—	222	2,300,000	87,001,306	87,001,528
Balance at September 30, 2022	40	$905	8,600,000	$194,537,382	$194,538,287

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

Invesco DB Energy Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net Income (Loss)	$39,425,302	$37,743,820
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(134,131,809)	(58,991,090)
Proceeds from securities sold and matured	68,002,300	38,000,000
Cost of affiliated investments purchased	(487,789,812)	(159,503,588)
Proceeds from affiliated investments sold	466,454,793	129,422,121
Net accretion of discount on United States Treasury Obligations	(623,131)	(15,089)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	(1)	—
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	205,343	974
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	1,002,870	(646,316)
Dividends from affiliates	(170,244)	(603)
Management fees	48,159	28,379
Brokerage commissions and fees	4	443
Net cash provided by (used in) operating activities	(47,576,226)	(13,960,949)
Cash flows from financing activities:
Proceeds from purchases of Shares	158,340,844	39,621,226
Redemption of Shares	(110,764,618)	(25,906,443)
Net cash provided by (used in) financing activities	47,576,226	13,714,783
Net change in cash	—	(246,166)
Cash at beginning of period	—	246,166
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$13,992	$1,301

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Notes to Unaudited Financial Statements

September 30, 2022

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2022 and 2021. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022.

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

No distributions were paid for the three and nine months ended September 30, 2022 and 2021.

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2022 and 2021, the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three and nine months ended September 30, 2022, respectively. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three and nine months ended September 30, 2021, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2019.

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

The Managing Owner waived fees of $26,120 and $74,923 for the three and nine months ended September 30, 2022, respectively. The Managing Owner waived fees of $2,029 and $14,746 for the three and nine months ended September 30, 2021, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of September 30, 2022 and December 31, 2021.

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

The following is a summary of the tiered valuation input levels as of September 30, 2022:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$104,570,576	$—	$104,570,576
Exchange-Traded Fund	10,032,176	—	—	10,032,176
Money Market Mutual Fund	83,081,486	—	—	83,081,486
Total Investments in Securities	93,113,662	104,570,576	—	197,684,238
Other Investments - Assets (a)
Commodity Futures Contracts	735,212	—	—	735,212
Other Investments - Liabilities (a)
Commodity Futures Contracts	(14,017,803)	—	—	(14,017,803)
Total Other Investments	(13,282,591)	—	—	(13,282,591)
Total Investments	$79,831,071	$104,570,576	$—	$184,401,647

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$37,999,954	$—	$37,999,954
Exchange-Traded Fund	10,055,500	—	—	10,055,500
Money Market Mutual Fund	61,746,467	—	—	61,746,467
Total Investments in Securities	71,801,967	37,999,954	—	109,801,921
Other Investments - Assets (a)
Commodity Futures Contracts	6,161,107	—	—	6,161,107
Other Investments - Liabilities (a)
Commodity Futures Contracts	—	—	—	-
Total Other Investments	6,161,107	—	—	6,161,107
Total Investments	$77,963,074	$37,999,954	$—	$115,963,028

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2022		December 31, 2021
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$735,212	$(14,017,803)	$6,161,107	$—

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2022 and December 31, 2021 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2022	2021
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(8,112,915)	$1,943,083
	Net Change in Unrealized Gain (Loss)	(24,816,353)	6,894,200
Total		$(32,929,268)	$8,837,283

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2022	2021
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$58,742,544	$18,611,760
	Net Change in Unrealized Gain (Loss)	(19,443,698)	19,611,062
Total		$39,298,846	$38,222,822

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Average Notional Value	$226,639,819	$108,197,702	$207,503,737	$90,386,585

Note 8 – Investments in Affiliates

The Invesco Treasury Collateral ETF is an investment company registered under the Investment Company Act of 1940, as amended, whose shares are primarily purchased and sold on a national securities exchange. In seeking its investment objective, the Invesco Treasury Collateral ETF primarily holds U.S. Treasury Obligations that: (i) are issued in U.S. Dollars; (ii) have a minimum remaining maturity of at least one month and a maximum remaining maturity of 12 months at the time of rebalance; and (iii) have a minimum amount outstanding of $300 million. Because it is advised by the Managing Owner, the Invesco Treasury Collateral ETF is an affiliate of the Fund. The Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore the Invesco Government & Agency Portfolio is considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2022.

	Value 06/30/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2022	Dividend Income
Invesco Treasury Collateral ETF	$10,053,120	$—	$—	$(20,944)	$—	$10,032,176	$45,981
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	165,402,236	109,875,593	(192,196,343)	—	—	83,081,486	488,495
Total	$175,455,356	$109,875,593	$(192,196,343)	$(20,944)	$—	$93,113,662	$534,476

	Value 12/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2022	Dividend Income
Invesco Treasury Collateral ETF	$10,055,500	$—	$—	$(23,324)	$—	$10,032,176	$53,390
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	61,746,467	487,789,812	(466,454,793)	—	—	83,081,486	826,839
Total	$71,801,967	$487,789,812	$(466,454,793)	$(23,324)	$—	$93,113,662	$880,229

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2021.

	Value 06/30/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2021	Dividend Income
Invesco Treasury Collateral ETF	$10,059,784	$—	$—	$(952)	$—	$10,058,832	$—
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	59,058,753	50,333,753	(51,101,847)	—	—	$58,290,659	3,523
Total	$69,118,537	$50,333,753	$(51,101,847)	$(952)	$—	$68,349,491	$3,523

	Value 12/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2021	Dividend Income
Invesco Treasury Collateral ETF	$10,059,784	$—	$—	$(952)	$—	$10,058,832	$1,628
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	28,209,192	159,503,588	(129,422,121)	—	—	58,290,659	9,760
Total	$38,268,976	$159,503,588	$(129,422,121)	$(952)	$—	$68,349,491	$11,388

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2022 and 2021. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Asset Value
Net asset value per Share, beginning of period	$26.07	$15.60	$17.07	$10.86
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	(3.51)	1.37	5.51	6.15
Net investment income (loss) (b)	0.06	(0.03)	0.04	(0.07)
Net income (loss)	(3.45)	1.34	5.55	6.08
Net asset value per Share, end of period	$22.62	$16.94	$22.62	$16.94
Market value per Share, beginning of period (c)	$26.14	$15.59	$17.12	$10.86
Market value per Share, end of period (c)	$22.65	$16.94	$22.65	$16.94

Ratio to average Net Assets (d)
Net investment income (loss)	1.01%	(0.71)%	0.20%	(0.70)%
Expenses, after waivers	0.74%	0.75%	0.73%	0.74%
Expenses, prior to waivers	0.78%	0.75%	0.77%	0.76%
Total Return, at net asset value (e)	(13.23)%	8.59%	32.51%	55.99%
Total Return, at market value (e)	(13.35)%	8.66%	32.30%	55.99%

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

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results. Future economic and industry trends that could potentially impact the Fund and its performance are difficult to predict. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause actual results to differ materially from those expressed by such forward-looking statements. There can be no assurance that the forward-looking statements included in this Report will prove to be accurate. Factors that could cause results to differ from those expressed in the forward-looking statements are subject to a number of risks, uncertainties and other factors, including those described in the “Risk Factors” section of the Fund’s Prospectus and elsewhere in the Prospectus and in other SEC filings by the Fund, as well as the following:

•	Risks and uncertainty related to the ongoing COVID-19 pandemic and any other adverse public health developments;
•	Risks related to geopolitical conflict, including the on-going hostilities in Ukraine, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience;
•	Risks related to market volatility and fluctuations in the price of assets held by the Fund, including the imposition of trading limitations or trading halts, and the potential loss of investment;
•	Risks that the market price of Shares will not correspond to NAV;
•	Risks related to market competition;
•	Risks related to the market conditions unique to futures contracts; and
•	Risks related to the impact of regulatory actions, such as position limits, accountability levels and daily limits.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of September 30, 2022:

Index Commodity	Fund Weight (%)
Brent Crude Oil	20.21%
Light Sweet Crude Oil	18.29
Natural Gas	13.83
RBOB Gasoline	19.89
Ultra-Low Sulphur Diesel	27.78
Closing Level as of September 30, 2022:	100.00%

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

     Operating Activities

Net cash flow provided by (used in) operating activities was $(47.6) million and $(14.0) million for the nine months ended September 30, 2022 and 2021, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2022, $134.1 million was paid to purchase United States Treasury Obligations and $68.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2021, $59.0 million was paid to purchase United States Treasury Obligations and $38.0 million was received from sales and maturing United States Treasury Obligations. $466.5 million was received from sales of affiliated investments and $487.8 million was paid to purchase affiliated investments during the nine months ended September 30, 2022. $129.4 million was received from sales of affiliated investments and $159.5 million was paid to purchase affiliated investments during the nine months ended September 30, 2021.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $47.6 million and $13.7 million during the nine months ended September 30, 2022 and 2021, respectively. This included $158.3 million and $39.6 million from Shares purchased by Authorized Participants and $110.8 million and $25.9 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2022 and 2021, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

COMPARISON OF MARKET, NAV AND DBIQ OPT YIELD ENERGY INDEX ER FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

DBE - For the Three Months Ended September 30, 2022
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Percentage Change
6/30/2022
9/30/2022
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

DBE - For Nine Months Ended September 30, 2022
Percentage Change
90.00%
80.00%
70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
12/31/2021
9/30/2022
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

Performance Summary

This Report covers the three and nine months ended September 30, 2022 and 2021. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2022 and 2021” below provides an overview of the changes in the closing levels of the DBIQ-OY Energy TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Energy TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity

Returns For the Three and Nine Months Ended September 30, 2022 and 2021

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY ENERGY TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2022	2021	2022	2021
DB Brent Crude Oil Indices	(16.90)%	8.04%	20.28%	53.24%
DB Light Sweet Crude Oil Indices	(16.44)	6.87	13.37	63.50
DB Natural Gas Indices	13.11	31.11	97.04	52.97
DB RBOB Gasoline Indices	(17.93)	6.47	13.51	60.20
DB Ultra-Low Sulphur Diesel Indices	(13.75)	7.68	60.60	51.54
AGGREGATE RETURNS	(12.95)%	8.81%	33.73%	56.81%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2021

Fund Share Price Performance

For the three months ended September 30, 2022, the NYSE Arca market value of each Share decreased from $26.14 per Share to $22.65 per Share. The Share price low and high for the three months ended September 30, 2022 and related change from the Share price on June 30, 2022 was as follows: Shares traded at a low of $22.16 per Share (-15.23%) on September 26, 2022, and a high of $26.79 per Share (+2.49%) on August 29, 2022. The total return for the Fund on a market value basis was -13.35%.

Energy commodities plunged sharply in the third quarter of the year as growing recession anxiety dented investor’s risk appetite, overpowering strong fundamentals and geopolitical concerns. Natural gas, the only positive performing commodity in the Fund, gained nearly 70% in July and August alone, leading up to Russia’s indefinite halt of supplies to Europe through the key Nord Stream 1 pipeline. However, prices also corrected nearly 30% to the downside as the summer’s heatwaves ended and storage levels in Europe reached close to full, easing supply concerns.

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

Energy commodities continued their positive performance in the third quarter of 2021, though the rally from earlier in the year slowed, with the exception of natural gas. Demand concerns arising from the rapid spread of the delta variant and the easing of OPEC supply cuts kept a lid on gains, while the Federal Reserve’s plans to pullback pandemic stimulus measures led to risk aversion. As the largest contributor for the quarter, natural gas prices soared to over 7-year highs as concerns over energy security the coming winter, especially in Europe and China, intensified. In the U.S., Hurricane Ida threatened production amid low global inventories.

Fund Share Net Asset Performance

For the three months ended September 30, 2022, the NAV of each Share decreased from $26.07 per Share to $22.62 per Share. Falling commodity futures contract prices for Brent Crude Oil, Light Sweet Crude Oil, RBOB Gasoline and Ultra-Low Sulphur Diesel were partially offset by rising commodity futures contract prices for Natural Gas during the three months ended September 30, 2022, contributing to an overall 13.53% decrease in the level of the Index and to a 12.95% decrease in the level of the DBIQ-OY Energy TR™. The total return for the Fund on a NAV basis was -13.23%

Net income (loss) for the three months ended September 30, 2022 was $(32.3) million, primarily resulting from $1.0 million of income, net realized gain (loss) of $(8.1) million, net change in unrealized gain (loss) of $(24.8) million and net operating expenses of $0.4 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2021

Fund Share Price Performance

For the nine months ended September 30, 2022, the NYSE Arca market value of each Share increased from $17.12 per Share to $22.65 per Share. The Share price low and high for the nine months ended September 30, 2022 and related change from the Share price on December 31, 2021 was as follows: Shares traded at a low of $17.37 per Share (+1.49%) on January 3, 2022, and a high of $30.39 per Share (+77.53%) on June 9, 2022. The total return for the Fund on a market value basis was +32.30%.

Energy commodities rallied aggressively in the first three quarters of the year, with the Fund maintaining a year-to-date return of over 30%. Despite the significant pull back towards the end of Q2 through Q3 due to intensifying recession fears, snowballing supply concerns fueled by Russia’s invasion of Ukraine and the resulting sanctions measures, most notably the European Union’s ban of Russian oil and refined products, had sent both front month Brent and WTI crude oil prices into triple digit territory. Front month gasoline and Ultra Low Sulfur Diesel (ULSD) prices were also up over 60% in the first half of the year on limited supplies but reversed sharply in Q3.

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

The Fund posted a gain of nearly 60% in the first three quarters of 2021 as energy prices rallied, supported by the rare occurrence of a strong cycle in oil, growing vaccine optimism and easing lockdown restrictions globally in Q2, and the power crunch in China and Europe in Q3. Pent up demand driven by COVID-19 fatigue led to rapidly tightening balances, while use of transportation fuels like gasoline and diesel recovered quicker than expected. In Q3, growing concerns for the winter’s energy security pushed natural gas prices to the highest in over seven years.

Fund Share Net Asset Performance

For the nine months ended September 30, 2022, the NAV of each Share increased from $17.07 per Share to $22.62 per Share.

Rising commodity futures contract prices for Brent Crude Oil, Light Sweet Crude Oil, Natural Gas , RBOB Gasoline and Ultra Low Sulphur Diesel during the nine months ended September 30, 2022 contributed to an overall 32.39% increase in the level of the Index and to a 33.73% increase in the level of the DBIQ-OY Energy TR™. The total return for the Fund on a NAV basis was +32.51%.

Net income (loss) for the nine months ended September 30, 2022 was $39.4 million, primarily resulting from $1.5 million of income, net realized gain (loss) of $58.7 million, net change in unrealized gain (loss) of $(19.6) million and net operating expenses of $1.2 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2022.

				For the Nine Months Ended
				September 30, 2022
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Energy Fund	$194,538,287	1.96%	$8,889,039	11

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2021.

				For the Year Ended,
				December 31, 2021
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Energy Fund	$107,536,759	1.46%	$3,650,574	13

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

The following were the primary trading risk exposures of the Fund as of September 30, 2022 by Index Commodity.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Anna Paglia, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-

15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Anna Paglia, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended September 30, 2022 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2022 to July 31, 2022	1,400,000	$24.73
August 1, 2022 to August 31, 2022	2,400,000	24.91
September 1, 2022 to September 30, 2022	—	—
Total	3,800,000	$24.84

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Energy Fund – September 30, 2022 and December 31, 2021 (Unaudited), (ii) the Schedule of Investments of Invesco DB Energy Fund – September 30, 2022 (Unaudited), (iii) the Schedule of Investments of Invesco DB Energy Fund – December 31, 2021 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Energy Fund – For the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited), (v) the Statement of Changes in

Shareholders’ Equity of Invesco DB Energy Fund – For the Three Months Ended September 30, 2022 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Three Months Ended September 30, 2021 (Unaudited), (vii) the Statements of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Nine Months Ended September 30, 2022 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Nine Months Ended September 30, 2021 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Energy Fund – For the Nine Months Ended September 30, 2022 and 2021 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Energy Fund – September 30, 2022.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Energy Fund

By: Invesco Capital Management LLC,
its Managing Owner

Dated: November 3, 2022	By:	/s/ ANNA PAGLIA
	Name:	Anna Paglia
	Title:	Principal Executive Officer

Dated: November 3, 2022	By:	/s/ KELLI GALLEGOS
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools