Form 10-Q
period 2023-06-30
Invesco DB Energy Fund; Invesco DB Multi-Sector Commodity Trust
filed 2023-08-04
CIK 1383062, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of outstanding Shares as of June 30, 2023 : 3,750,000

INVESCO DB ENERGY FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Energy Fund

Statements of Financial Condition

June 30, 2023 and December 31, 2022

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
United States Treasury Obligations, at value (cost $29,703,210 and $104,355,635, respectively)	$29,717,850	$104,390,943
Affiliated investments, at value (cost $45,530,618 and $46,475,976, respectively)	45,539,719	46,472,701
Other investments:
Variation margin receivable - Commodity Futures Contracts	939,134	3,097,935
Receivable for:
Dividends from affiliates	142,200	151,830
Total assets	$76,338,903	$154,113,409

Liabilities
Payable for:
Fund shares reacquired	1,981,746	—
Management fees	43,323	99,476
Brokerage commissions and fees	4,937	4,997
Total liabilities	2,030,006	104,473
Commitments and Contingencies (Note 10)

Equity
Shareholder's equity—General Shares	793	906
Shareholders' equity—Shares	74,308,104	154,008,030
Total shareholders' equity	74,308,897	154,008,936
Total liabilities and equity	$76,338,903	$154,113,409

General Shares outstanding	40	40
Shares outstanding	3,750,000	6,800,000
Net asset value per share	$19.82	$22.65
Market value per share	$19.80	$22.65

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Schedule of Investments

June 30, 2023

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 5.220% due September 7, 2023(b)	39.99%	$29,717,850	$30,000,000
Total United States Treasury Obligations (cost $29,703,210)	39.99%	$29,717,850
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $10,031,643)(c)	13.52%	$10,040,744	95,200
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 5.05% (cost $35,498,975)(c)(d)	47.77	35,498,975	35,498,975
Total Affiliated Investments (cost $45,530,618)	61.29%	$45,539,719
Total Investments in Securities (cost $75,233,828)	101.28%	$75,257,569

(a)
Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)
United States Treasury Obligations of $19,810,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)
The rate shown is the 7-day SEC standardized yield as of June 30, 2023.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
ICE-UK Brent Crude	237	December-2023	$17,637,540	$(513,341)	$(513,341)
NYMEX Natural Gas	140	April-2024	4,433,800	94,809	94,809
NYMEX NY Harbor ULSD	167	May-2024	16,395,926	428,572	428,572
NYMEX RBOB Gasoline	207	December-2023	18,240,882	400,119	400,119
NYMEX WTI Crude	251	December-2023	17,620,200	(487,580)	(487,580)
Total Commodity Futures Contracts				$(77,421)	$(77,421)

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

Invesco DB Energy Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Income
Interest Income	$538,577	$184,532	$1,363,333	$200,254
Dividends from Affiliates	452,955	322,807	832,335	345,753
Total Income	991,532	507,339	2,195,668	546,007
Expenses
Management Fees	152,790	519,063	360,510	801,127
Brokerage Commissions and Fees	3,730	12,316	6,709	16,059
Interest Expense	8,557	2,654	23,239	3,258
Total Expenses	165,077	534,033	390,458	820,444
Less: Waivers	(8,756)	(44,878)	(16,474)	(48,803)
Net Expenses	156,321	489,155	373,984	771,641
Net Investment Income (Loss)	835,211	18,184	1,821,684	(225,634)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	1	—	1
Commodity Futures Contracts	(11,228,268)	63,795,384	(16,847,880)	66,855,459
Net Realized Gain (Loss)	(11,228,268)	63,795,385	(16,847,880)	66,855,460
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(18,792)	(247,820)	(20,668)	(261,395)
Affiliated Investments	(5,712)	4,760	12,376	(2,380)
Commodity Futures Contracts	7,249,264	(35,118,216)	754,234	5,372,655
Net Change in Unrealized Gain (Loss)	7,224,760	(35,361,276)	745,942	5,108,880
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(4,003,508)	28,434,109	(16,101,938)	71,964,340
Net Income (Loss)	$(3,168,297)	$28,452,293	$(14,280,254)	$71,738,706

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund
Statement of Changes in Shareholders' Equity
For the Three Months Ended June 30, 2023
(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2023	40	$823	4,600,000	$94,671,775	$94,672,598
Purchases of Shares			—	—	—
Redemption of Shares			(850,000)	(17,195,404)	(17,195,404)
Net Increase (Decrease) due to Share Transactions			(850,000)	(17,195,404)	(17,195,404)
Net Income (Loss)
Net Investment Income (Loss)		7		835,204	835,211
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(91)		(11,228,177)	(11,228,268)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		54		7,224,706	7,224,760
Net Income (Loss)		(30)		(3,168,267)	(3,168,297)
Net Change in Shareholders' Equity	—	(30)	(850,000)	(20,363,671)	(20,363,701)
Balance at June 30, 2023	40	$793	3,750,000	$74,308,104	$74,308,897

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

Invesco DB Energy Fund
Statement of Changes in Shareholders' Equity
For the Six Months Ended June 30, 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2022	40	$906	6,800,000	$154,008,030	$154,008,936
Purchases of Shares			200,000	4,183,222	4,183,222
Redemption of Shares			(3,250,000)	(69,603,007)	(69,603,007)
Net Increase (Decrease) due to Share Transactions			(3,050,000)	(65,419,785)	(65,419,785)
Net Income (Loss)
Net Investment Income (Loss)		14		1,821,670	1,821,684
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(133)		(16,847,747)	(16,847,880)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		6		745,936	745,942
Net Income (Loss)		(113)		(14,280,141)	(14,280,254)
Net Change in Shareholders' Equity	—	(113)	(3,050,000)	(79,699,926)	(79,700,039)
Balance at June 30, 2023	40	$793	3,750,000	$74,308,104	$74,308,897

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

Invesco DB Energy Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net Income (Loss)	$(14,280,254)	$71,738,706
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(79,002,665)	(134,131,809)
Proceeds from securities sold and matured	155,000,000	54,002,300
Cost of affiliated investments purchased	(148,859,143)	(377,914,219)
Proceeds from affiliated investments sold	149,804,501	274,258,450
Net accretion of discount on United States Treasury Obligations	(1,344,910)	(199,457)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	(1)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	8,292	263,775
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	2,158,801	9,709,504
Dividends from affiliates	9,630	(153,938)
Management fees	(56,153)	108,979
Brokerage commissions and fees	(60)	(30)
Net cash provided by (used in) operating activities	63,438,039	(102,317,740)
Cash flows from financing activities:
Proceeds from purchases of Shares	4,183,222	118,684,872
Redemption of Shares	(67,621,261)	(16,367,132)
Net cash provided by (used in) financing activities	(63,438,039)	102,317,740
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$23,239	$3,258

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Notes to Unaudited Financial Statements

June 30, 2023

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2023 and 2022. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.

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

No distributions were paid for the three and six months ended June 30, 2023 and 2022.

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

G. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2023 and 2022, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three and six months ended June 30, 2023, respectively. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three and six months ended June 30, 2022, respectively.

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

The Managing Owner waived fees of $8,756 and $16,474 for the three and six months ended June 30, 2023, respectively. The Managing Owner waived fees of $44,878 and $48,803 for the three and six months ended June 30, 2022, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of June 30, 2023 and December 31, 2022. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of June 30, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$29,717,850	$—	$29,717,850
Exchange-Traded Fund	10,040,744	—	—	10,040,744
Money Market Mutual Fund	35,498,975	—	—	35,498,975
Total Investments in Securities	45,539,719	29,717,850	—	75,257,569
Other Investments - Assets (a)
Commodity Futures Contracts	923,500	—	—	923,500
Other Investments - Liabilities (a)
Commodity Futures Contracts	(1,000,921)	—	—	(1,000,921)
Total Other Investments	(77,421)	—	—	(77,421)
Total Investments	$45,462,298	$29,717,850	$—	$75,180,148

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$104,390,943	$—	$104,390,943
Exchange-Traded Fund	10,028,368	—	—	10,028,368
Money Market Mutual Fund	36,444,333	—	—	36,444,333
Total Investments in Securities	46,472,701	104,390,943	—	150,863,644
Other Investments - Assets (a)
Commodity Futures Contracts	4,743,018	—	—	4,743,018
Other Investments - Liabilities (a)
Commodity Futures Contracts	(5,574,673)	—	—	(5,574,673)
Total Other Investments	(831,655)	—	—	(831,655)
Total Investments	$45,641,046	$104,390,943	$—	$150,031,989

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2023		December 31, 2022
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$923,500	$(1,000,921)	$4,743,018	$(5,574,673)

(a) Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the June 30, 2023 and December 31, 2022 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2023	2022
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(11,228,268)	$63,795,384
	Net Change in Unrealized Gain (Loss)	7,249,264	(35,118,216)
Total		$(3,979,004)	$28,677,168

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2023	2022
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(16,847,880)	$66,855,459
	Net Change in Unrealized Gain (Loss)	754,234	5,372,655
Total		$(16,093,646)	$72,228,114

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Average Notional Value	$82,220,215	$264,926,601	$99,301,332	$207,143,511

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2023.

	Value 03/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2023	Dividend Income
Invesco Treasury Collateral ETF	$10,046,456	$—	$—	$(5,712)	$—	$10,040,744	$110,112
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	33,138,150	71,851,085	(69,490,260)	—	—	35,498,975	342,843
Total	$43,184,606	$71,851,085	$(69,490,260)	$(5,712)	$—	$45,539,719	$452,955

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2023	Dividend Income
Invesco Treasury Collateral ETF	$10,028,368	$—	$—	$12,376	$—	$10,040,744	$206,561
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	36,444,333	148,859,143	(149,804,501)	—	—	35,498,975	625,774
Total	$46,472,701	$148,859,143	$(149,804,501)	$12,376	$—	$45,539,719	$832,335

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2022.

	Value 03/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2022	Dividend Income
Invesco Treasury Collateral ETF	$10,048,360	$—	$—	$4,760	$—	$10,053,120	$6,804
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	181,661,958	196,012,241	(212,271,963)	—	—	165,402,236	316,003
Total	$191,710,318	$196,012,241	$(212,271,963)	$4,760	$—	$175,455,356	$322,807

	Value 12/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2022	Dividend Income
Invesco Treasury Collateral ETF	$10,055,500	$—	$—	$(2,380)	$—	$10,053,120	$7,409
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	61,746,467	377,914,219	(274,258,450)	—	—	165,402,236	338,344
Total	$71,801,967	$377,914,219	$(274,258,450)	$(2,380)	$—	$175,455,356	$345,753

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2023 and 2022. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Asset Value
Net asset value per Share, beginning of period	$20.58	$23.07	$22.65	$17.07
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	(0.96)	3.00	(3.22)	9.03
Net investment income (loss) (b)	0.20	0.00	0.39	(0.03)
Net income (loss)	(0.76)	3.00	(2.83)	9.00
Net asset value per Share, end of period	$19.82	$26.07	$19.82	$26.07
Market value per Share, beginning of period (c)	$20.55	$23.12	$22.65	$17.12
Market value per Share, end of period (c)	$19.80	$26.14	$19.80	$26.14

Ratio to average Net Assets (d)
Net investment income (loss)	4.10%	0.03%	3.81%	(0.21)%
Expenses, after waivers	0.77%	0.71%	0.78%	0.72%
Expenses, prior to waivers	0.81%	0.77%	0.82%	0.77%
Total Return, at net asset value (e)	(3.69)%	13.00%	(12.49)%	52.72%
Total Return, at market value (e)	(3.65)%	13.06%	(12.58)%	52.69%

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
•
Risks and uncertainty related to public health emergencies and other adverse public health developments; and
•
Risks related to geopolitical conflict, including the on-going hostilities in Ukraine, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of June 30, 2023:

Index Commodity	Fund Weight (%)
Brent Crude Oil	23.76%
Light Sweet Crude Oil	23.72
Natural Gas	5.98
RBOB Gasoline	24.53
Ultra-Low Sulphur Diesel	22.01
Closing Level as of June 30, 2023:	100.00%

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

As of the date of this Report, each of ABN AMRO Clearing Chicago LLC, BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jefferies LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, Virtu Americas LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $63.4 million and $(102.3) million for the six months ended June 30, 2023 and 2022, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2023, $79.0 million was paid to purchase United States Treasury Obligations and $155.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2022, $134.1 million was paid to purchase United States Treasury Obligations and $54.0 million was received from sales and maturing United States Treasury Obligations. $149.8 million was received from sales of affiliated investments and $148.9 million was paid to purchase affiliated investments during the six months ended June 30, 2023. $274.3 million was received from sales of affiliated investments and $377.9 million was paid to purchase affiliated investments during the six months ended June 30, 2022.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(63.4) million and $102.3 million during the six months ended June 30, 2023 and 2022, respectively. This included $4.2 million and $118.7 million from Shares purchased by Authorized Participants and $67.6 million and $16.4 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2023 and 2022, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

COMPARISON OF MARKET, NAV AND DBIQ OPT YIELD ENERGY INDEX ER FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

DBE - For the Three Months Ended June 30, 2023
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Percentage Change
3/31/2023
6/30/2023
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
Market
DBIQ Opt Yield Energy Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR

NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBE - For the Six Months Ended June 30, 2023
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Percentage Change
12/31/2022
6/30/2023
Date
NAV
Market
DBIQ Opt Yield Energy Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR

NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBE - For the Six Months Ended June 30, 2022
90.00%
80.00%
70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
Percentage Change
12/31/2021
6/30/2022
Date
NAV
Market
DBIQ Opt Yield Energy Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR

NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and six months ended June 30, 2023 and 2022. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2023 and 2022” below provides an overview of the changes in the closing levels of the DBIQ-OY Energy TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Energy TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity

Returns For the Three and Six Months Ended June 30, 2023 and 2022

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY ENERGY TR™
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2023	2022	2023	2022
DB Brent Crude Oil Indices	(2.29)%	6.78%	(5.52)%	44.75%
DB Light Sweet Crude Oil Indices	(2.73)	5.98	(6.31)	35.67
DB Natural Gas Indices	(0.88)	8.76	(43.46)	74.21
DB RBOB Gasoline Indices	(2.15)	9.53	(4.54)	38.31
DB Ultra-Low Sulphur Diesel Indices	(7.42)	31.23	(18.39)	86.21
AGGREGATE RETURNS	(3.45)%	13.36%	(12.05)%	53.63%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2022

Fund Share Price Performance

For the three months ended June 30, 2023, the NYSE Arca market value of each Share decreased from $20.55 per Share to $19.80 per Share. The Share price low and high for the three months ended June 30, 2023 and related change from the Share price on March 31, 2023 was as follows: Shares traded at a low of $18.57 per Share (-9.64%) on May 3, 2023 and a high of $21.70 per Share (+5.60%) on April 12, 2023. The total return for the Fund on a market value basis was -3.65%.

Energy commodities posted negative performance in the second quarter of 2023 with all Index Commodities detracting from the Fund’s performance. The largest detractor was Ultra-Low Sulfur Diesel which saw front month prices plunge another 8% through the quarter as Russian supplies continued to make it onto the market despite the European Union sanctions, and supplies remained abundant in the US following the physical hoarding leading up to the ban. Crude oil, and the complex overall were pressured by the continuously disappointing recovery in China and Fed/banking sector/debt ceiling-driven recession concerns, fueling a broader risk-off sentiment.

For the three months ended June 30, 2022, the NYSE Arca market value of each Share increased from $23.12 per Share to $26.14 per Share. The Share price low and high for the three months ended June 30, 2022 and related change from the Share price on March 31, 2022 was as follows: Shares traded at a low of $23.29 per Share (+0.74%) on April 6, 2022 and a high of $30.39 per Share (+31.45%) on June 9, 2022. The total return for the Fund on a market value basis was +13.06%.

Despite plunging sharply towards the end of the quarter as recession fears triggered a pullback from risk assets, energy commodities still managed to post a significant gain in the second quarter of 2022, supported by several looming crises. The largest contributors were Ultra Low Sulfur Diesel and gasoline, which both spiked as reduced refining capacity due to the pandemic, coupled with strong demand, sent inventories to critically low levels. Crude oil also rallied following the European Union’s ban of Russian oil, which exacerbated already elevated supply concerns. Furthermore, fears that Russia could cut off gas supplies to Europe in retaliation for the ban boosted natural gas prices.

Fund Share Net Asset Performance

For the three months ended June 30, 2023, the NAV of each Share decreased from $20.58 per Share to $19.82 per Share. Falling commodity futures contract prices for Brent Crude Oil, Light Sweet Crude Oil, Natural Gas, RBOB Gasoline and Ultra-Low Sulphur Diesel during the three months ended June 30, 2023 contributed to an overall 4.69% decrease in the level of the Index and to a 3.45% decrease in the level of the DBIQ-OY Energy TR™. The total return for the Fund on a NAV basis was -3.69%.

Net income (loss) for three months ended June 30, 2023 was $(3.2) million, primarily resulting from $1.0 million of income, net realized gain (loss) of $(11.2) million, net change in unrealized gain (loss) of $7.2 million and net operating expenses of $0.2 million.

For the three months ended June 30, 2022, the NAV of each Share increased from $23.07 per Share to $26.07 per Share. Rising commodity futures contract prices for Light Sweet Crude Oil, Ultra-Low Sulphur Diesel, Brent Crude Oil, RBOB Gasoline and Natural Gas during the three months ended June 30, 2022 contributed to an overall 13.05% increase in the level of the Index and to an 13.36% increase in the level of the DBIQ-OY Energy TR™. The total return for the Fund on a NAV basis was +13.00%.

Net income (loss) for the three months ended June 30, 2022 was $28.5 million, primarily resulting from $0.5 million of income, net realized gain (loss) of $63.8 million, net change in unrealized gain (loss) of $(35.4) million and net operating expenses of $0.5 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2022

Fund Share Price Performance

For the six months ended June 30, 2023, the NYSE Arca market value of each Share decreased from $22.65 per Share to $19.80 per Share. The Share price low and high for the six months ended June 30, 2023 and related change from the Share price on December 31, 2022 was as follows: Shares traded at a low of $18.57 per Share (-18.02%) on May 3, 2023 and a high of $23.08 per Share (+1.92%) on January 23, 2023. The total return for the Fund on a market value basis was -12.58%.

Energy commodities were down sharply in the first two quarters of 2023, with most of the underperformance coming from Ultra-Low Sulphur Diesel and natural gas. In the first quarter, US natural gas prices went into freefall (front month US NG prices were down nearly 50% for the quarter), pressured by persistently warm temperatures in both the US and Europe. While prices did recover in the second quarter on hotter-than-expected weather forecasts, it was still down over 35% year-to-date. Diesel prices fell in Q1 with Europe boosting imports of Russian supplies ahead of the February 5th ban and the weakness continued into the second quarter of 2023, weighed down by the resulting supply overhang, leaving front month prices down over 25% year-to-date. Crude oil prices have also plunged sharply as macro recession concerns remained top of mind and China’s recovery continued to fall short of earlier expectations. However, prices did recover significantly in June following the cooler-than-expected Consumer Price Index results raising bets that the Federal Reserve is near the end of its aggressive rate hike cycle.

For the six months ended June 30, 2022, the NYSE Arca market value of each Share increased from $17.12 per Share to $26.14 per Share. The Share price low and high for the six months ended June 30, 2022 and related change from the Share price on December 31, 2021 was as follows: Shares traded at a low of $17.37 per Share (+1.49%) on January 3, 2022 and a high of $30.39 per Share (+77.53%) on June 9, 2022. The total return for the Fund on a market value basis was +52.69%.

Energy commodities rallied aggressively in the first half of 2023 with the Fund posting a year-to-date return of over 50%.
Despite the significant pull back towards the end of the second quarter due to intensifying recession fears, snowballing supply concerns fueled by Russia’s invasion of Ukraine and the resulting sanctions measures, most notably the European Union’s ban of Russian oil and refined products, sent both front month Brent and WTI crude oil prices into triple digit territory and front month gasoline and Ultra Low Sulfur Diesel prices up over 60% year-to-date.

Fund Share Net Asset Performance

For the six months ended June 30, 2023, the NAV of each Share decreased from $22.65 per Share to $19.82 per Share. Falling commodity futures contract prices for Brent Crude Oil, Light Sweet Crude Oil, Natural Gas, RBOB Gasoline and Ultra-Low Sulphur Diesel during the six months ended June 30, 2023 contributed to an overall 14.19% decrease in the level of the Index and to a 12.05% decrease in the level of the DBIQ-OY Energy TR™. The total return for the Fund on a NAV basis was -12.49%.

Net income (loss) for the six months ended June 30, 2023 was $(14.3) million, primarily resulting from $2.2 million of income, net realized gain (loss) of $(16.8) million, net change in unrealized gain (loss) of $0.7 million and net operating expenses of $0.4 million.

For the six months ended June 30, 2022, the NAV of each Share increased from $17.07 per Share to $26.07 per Share. Rising commodity futures contract prices for Light Sweet Crude Oil, Ultra-Low Sulphur Diesel, Brent Crude Oil, RBOB Gasoline and Natural Gas during the six months ended June 30, 2022 contributed to an overall 53.11% increase in the level of the Index and to an 53.63% increase in the level of the DBIQ-OY Energy TR™. The total return for the Fund on a NAV basis was +52.72%.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2023.

				For the Six Months Ended
				June 30, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Energy Fund	$74,308,897	1.64%	$2,911,788	11

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2022.

				For the Year Ended,
				December 31, 2022
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Energy Fund	$154,008,936	1.92%	$6,894,203	16

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

The following were the primary trading risk exposures of the Fund as of June 30, 2023 by Index Commodity.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended June 30, 2023 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2023 to April 30, 2023	400,000	$21.07
May 1, 2023 to May 31, 2023	200,000	19.26
June 1, 2023 to June 30, 2023	250,000	19.67
Total	850,000	$20.23

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, none of the members of the Managing Owner responsible for overseeing the business and operations of the Fund adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

4.1	Amendment No. 3 to the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Energy Fund – June 30, 2023 and December 31, 2022 (Unaudited), (ii) the Schedule of Investments of Invesco DB Energy Fund – June 30, 2023 (Unaudited), (iii) the Schedule of Investments of Invesco DB Energy Fund – December 31, 2022 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Energy Fund – For the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited), (v) the Statement of Changes in

Shareholders’ Equity of Invesco DB Energy Fund – For the Three Months Ended June 30, 2023 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Three Months Ended June 30, 2022 (Unaudited), (vii) the Statements of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Six Months Ended June 30, 2023 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Six Months Ended June 30, 2022 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Energy Fund – For the Six Months Ended June 30, 2023 and 2022 (Unaudited) and (x) Notes to Unaudited Financial Statements of Invesco DB Energy Fund – June 30, 2023.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Energy Fund

By: Invesco Capital Management LLC,
its Managing Owner

Dated: August 3, 2023	By:	/s/ ANNA PAGLIA
	Name:	Anna Paglia
	Title:	Principal Executive Officer

Dated: August 3, 2023	By:	/s/ KELLI GALLEGOS
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools