Form 10-Q
period 2023-09-30
Invesco DB Energy Fund; Invesco DB Multi-Sector Commodity Trust
filed 2023-11-08
CIK 1383062, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of outstanding Shares as of September 30, 2023 : 4,050,000

INVESCO DB ENERGY FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Energy Fund

Statements of Financial Condition

September 30, 2023 and December 31, 2022

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
United States Treasury Obligations, at value (cost $29,500,941 and $104,355,635, respectively)	$29,506,492	$104,390,943
Affiliated investments, at value (cost $66,114,610 and $46,475,976, respectively)	66,126,567	46,472,701
Other investments:
Variation margin receivable - Commodity Futures Contracts	—	3,097,935
Receivable for:
Dividends from affiliates	244,565	151,830
Total assets	$95,877,624	$154,113,409

Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	1,175,026	$—
Payable for:
Management fees	54,191	99,476
Brokerage commissions and fees	5,002	4,997
Total liabilities	1,234,219	104,473
Commitments and Contingencies (Note 10)

Equity
Shareholder's equity—General Shares	935	906
Shareholders' equity—Shares	94,642,470	154,008,030
Total shareholders' equity	94,643,405	154,008,936
Total liabilities and equity	$95,877,624	$154,113,409

General Shares outstanding	40	40
Shares outstanding	4,050,000	6,800,000
Net asset value per share	$23.37	$22.65
Market value per share	$23.42	$22.65

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Schedule of Investments

September 30, 2023

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 5.315% due December 7, 2023	15.70%	$14,853,974	$15,000,000
U.S. Treasury Bills, 5.300% due March 7, 2024(b)	15.48	14,652,518	15,000,000
Total United States Treasury Obligations (cost $29,500,941)	31.18%	$29,506,492
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $10,031,643)(c)	10.61%	$10,043,600	95,200
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 5.26% (cost $56,082,967)(c)(d)	59.26	56,082,967	56,082,967
Total Affiliated Investments (cost $66,114,610)	69.87%	$66,126,567
Total Investments in Securities (cost $95,615,551)	101.05%	$95,633,059

(a)
Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)
United States Treasury Obligations of $14,652,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)
The rate shown is the 7-day SEC standardized yield as of September 30, 2023.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
ICE-UK Brent Crude	259	December-2023	$23,004,380	$3,055,073	$3,055,073
NYMEX Natural Gas	153	April-2024	4,614,480	(121,118)	(121,118)
NYMEX NY Harbor ULSD	182	May-2024	21,129,545	3,486,644	3,486,644
NYMEX RBOB Gasoline	226	December-2023	22,056,560	2,347,039	2,347,039
NYMEX WTI Crude	274	December-2023	23,832,520	3,924,226	3,924,226
Total Commodity Futures Contracts				$12,691,864	$12,691,864

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

Invesco DB Energy Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Income
Interest Income	$413,402	$429,945	$1,776,735	$630,199
Dividends from Affiliates	761,205	534,476	1,593,540	880,229
Total Income	1,174,607	964,421	3,370,275	1,510,428
Expenses
Management Fees	167,056	413,811	527,566	1,214,938
Brokerage Commissions and Fees	349	8,564	7,058	24,623
Interest Expense	4,615	10,734	27,854	13,992
Total Expenses	172,020	433,109	562,478	1,253,553
Less: Waivers	(14,190)	(26,120)	(30,664)	(74,923)
Net Expenses	157,830	406,989	531,814	1,178,630
Net Investment Income (Loss)	1,016,777	557,432	2,838,461	331,798
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	—	—	1
Commodity Futures Contracts	76,190	(8,112,915)	(16,771,690)	58,742,544
Net Realized Gain (Loss)	76,190	(8,112,915)	(16,771,690)	58,742,545
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(9,089)	79,376	(29,757)	(182,019)
Affiliated Investments	2,856	(20,944)	15,232	(23,324)
Commodity Futures Contracts	12,769,285	(24,816,353)	13,523,519	(19,443,698)
Net Change in Unrealized Gain (Loss)	12,763,052	(24,757,921)	13,508,994	(19,649,041)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	12,839,242	(32,870,836)	(3,262,696)	39,093,504
Net Income (Loss)	$13,856,019	$(32,313,404)	$(424,235)	$39,425,302

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund
Statement of Changes in Shareholders' Equity
For the Three Months Ended September 30, 2023
(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2023	40	$793	3,750,000	$74,308,104	$74,308,897
Purchases of Shares			350,000	7,671,196	7,671,196
Redemption of Shares			(50,000)	(1,192,707)	(1,192,707)
Net Increase (Decrease) due to Share Transactions			300,000	6,478,489	6,478,489
Net Income (Loss)
Net Investment Income (Loss)		(208)		1,016,985	1,016,777
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		1,279		74,911	76,190
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(929)		12,763,981	12,763,052
Net Income (Loss)		142		13,855,877	13,856,019
Net Change in Shareholders' Equity	—	142	300,000	20,334,366	20,334,508
Balance at September 30, 2023	40	$935	4,050,000	$94,642,470	$94,643,405

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

Invesco DB Energy Fund
Statement of Changes in Shareholders' Equity
For the Nine Months Ended September 30, 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2022	40	$906	6,800,000	$154,008,030	$154,008,936
Purchases of Shares			550,000	11,854,418	11,854,418
Redemption of Shares			(3,300,000)	(70,795,714)	(70,795,714)
Net Increase (Decrease) due to Share Transactions			(2,750,000)	(58,941,296)	(58,941,296)
Net Income (Loss)
Net Investment Income (Loss)		(194)		2,838,655	2,838,461
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		1,146		(16,772,836)	(16,771,690)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(923)		13,509,917	13,508,994
Net Income (Loss)		29		(424,264)	(424,235)
Net Change in Shareholders' Equity	—	29	(2,750,000)	(59,365,560)	(59,365,531)
Balance at September 30, 2023	40	$935	4,050,000	$94,642,470	$94,643,405

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

Invesco DB Energy Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net Income (Loss)	$(424,235)	$39,425,302
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(108,399,221)	(134,131,809)
Proceeds from securities sold and matured	185,000,000	68,002,300
Cost of affiliated investments purchased	(185,702,266)	(487,789,812)
Proceeds from affiliated investments sold	166,063,632	466,454,793
Net accretion of discount on United States Treasury Obligations	(1,746,085)	(623,131)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	(1)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	14,525	205,343
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	4,272,961	1,002,870
Dividends from affiliates	(92,735)	(170,244)
Management fees	(45,285)	48,159
Brokerage commissions and fees	5	4
Net cash provided by (used in) operating activities	58,941,296	(47,576,226)
Cash flows from financing activities:
Proceeds from purchases of Shares	11,854,418	158,340,844
Redemption of Shares	(70,795,714)	(110,764,618)
Net cash provided by (used in) financing activities	(58,941,296)	47,576,226
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$27,854	$13,992

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Notes to Unaudited Financial Statements

September 30, 2023

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2023 and 2022. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.

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

No distributions were paid for the three and nine months ended September 30, 2023 and 2022.

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

G. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2023 and 2022, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $6.00 and $6.00 per round-turn trade during the three and nine months ended September 30, 2023, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $6.00 and $6.00 per round-turn trade during the three and nine months ended September 30, 2022, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2020.

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

The Managing Owner waived fees of $14,190 and $30,664 for the three and nine months ended September 30, 2023, respectively. The Managing Owner waived fees of $26,120 and $74,923 for the three and nine months ended September 30, 2022, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of September 30, 2023 and December 31, 2022. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of September 30, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$29,506,492	$—	$29,506,492
Exchange-Traded Fund	10,043,600	—	—	10,043,600
Money Market Mutual Fund	56,082,967	—	—	56,082,967
Total Investments in Securities	66,126,567	29,506,492	—	95,633,059
Other Investments - Assets (a)
Commodity Futures Contracts	12,812,982	—	—	12,812,982
Other Investments - Liabilities (a)
Commodity Futures Contracts	(121,118)	—	—	(121,118)
Total Other Investments	12,691,864	—	—	12,691,864
Total Investments	$78,818,431	$29,506,492	$—	$108,324,923

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$104,390,943	$—	$104,390,943
Exchange-Traded Fund	10,028,368	—	—	10,028,368
Money Market Mutual Fund	36,444,333	—	—	36,444,333
Total Investments in Securities	46,472,701	104,390,943	—	150,863,644
Other Investments - Assets (a)
Commodity Futures Contracts	4,743,018	—	—	4,743,018
Other Investments - Liabilities (a)
Commodity Futures Contracts	(5,574,673)	—	—	(5,574,673)
Total Other Investments	(831,655)	—	—	(831,655)
Total Investments	$45,641,046	$104,390,943	$—	$150,031,989

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2023		December 31, 2022
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$12,812,982	$(121,118)	$4,743,018	$(5,574,673)

(a) Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2023 and December 31, 2022 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2023	2022
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$76,190	$(8,112,915)
	Net Change in Unrealized Gain (Loss)	12,769,285	(24,816,353)
Total		$12,845,475	$(32,929,268)

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2023	2022
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(16,771,690)	$58,742,544
	Net Change in Unrealized Gain (Loss)	13,523,519	(19,443,698)
Total		$(3,248,171)	$39,298,846

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Average Notional Value	$86,285,674	$226,639,819	$96,592,367	$207,503,737

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2023.

	Value 06/30/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2023	Dividend Income
Invesco Treasury Collateral ETF	$10,040,744	$—	$—	$2,856	$—	$10,043,600	$124,423
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	35,498,975	36,843,123	(16,259,131)	—	—	56,082,967	636,782
Total	$45,539,719	$36,843,123	$(16,259,131)	$2,856	$—	$66,126,567	$761,205

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2023	Dividend Income
Invesco Treasury Collateral ETF	$10,028,368	$—	$—	$15,232	$—	$10,043,600	$330,984
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	36,444,333	185,702,266	(166,063,632)	—	—	56,082,967	1,262,556
Total	$46,472,701	$185,702,266	$(166,063,632)	$15,232	$—	$66,126,567	$1,593,540

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2023 and 2022. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Asset Value
Net asset value per Share, beginning of period	$19.82	$26.07	$22.65	$17.07
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	3.29	(3.51)	0.08	5.51
Net investment income (loss) (b)	0.26	0.06	0.64	0.04
Net income (loss)	3.55	(3.45)	0.72	5.55
Net asset value per Share, end of period	$23.37	$22.62	$23.37	$22.62
Market value per Share, beginning of period (c)	$19.80	$26.14	$22.65	$17.12
Market value per Share, end of period (c)	$23.42	$22.65	$23.42	$22.65

Ratio to average Net Assets (d)
Net investment income (loss)	4.55%	1.01%	4.04%	0.20%
Expenses, after waivers	0.71%	0.74%	0.76%	0.73%
Expenses, prior to waivers	0.77%	0.78%	0.80%	0.77%
Total Return, at net asset value (e)	17.91%	(13.23)%	3.18%	32.51%
Total Return, at market value (e)	18.28%	(13.35)%	3.40%	32.30%

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
•
Risks and uncertainty related to public health emergencies and other adverse public health developments; and
•
Risks related to geopolitical conflict, including the on-going hostilities in Ukraine, the conflict in Israel and surrounding areas, the possible expansion of such conflicts and potential geopolitical consequences, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of September 30, 2023:

Index Commodity	Fund Weight (%)
Brent Crude Oil	24.32%
Light Sweet Crude Oil	25.20
Natural Gas	4.88
RBOB Gasoline	23.29
Ultra-Low Sulphur Diesel	22.31
Closing Level as of September 30, 2023:	100.00%

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

Operating Activities

Net cash flow provided by (used in) operating activities was $58.9 million and $(47.6) million for the nine months ended September 30, 2023 and 2022, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2023, $108.4 million was paid to purchase United States Treasury Obligations and $185.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2022, $134.1 million was paid to purchase United States Treasury Obligations and $68.0 million was received from sales and maturing United States Treasury Obligations. $166.1 million was received from sales of affiliated investments and $185.7 million was paid to purchase affiliated investments during the nine months ended September 30, 2023. $466.5 million was received from sales of affiliated investments and $487.8 million was paid to purchase affiliated investments during the nine months ended September 30, 2022.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(58.9) million and $47.6 million during the nine months ended September 30, 2023 and 2022, respectively. This included $11.9 million and $158.3 million from Shares purchased by Authorized Participants and $70.8 million and $110.8 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2023 and 2022, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

COMPARISON OF MARKET, NAV AND DBIQ OPT YIELD ENERGY INDEX ER FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

DBE - For the Three Months Ended September 30, 2023
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Percentage Change
6/30/2023
9/30/2023
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

DBE - For the Nine Months Ended September 30, 2022
90.00%
80.00%
70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
Percentage Change
12/31/2021
9/30/2022
Date
NAV
Market
DBIQ Opt Yield Energy Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR

NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and nine months ended September 30, 2023 and 2022. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2023 and 2022” below provides an overview of the changes in the closing levels of the DBIQ-OY Energy TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Energy TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity

Returns For the Three and Nine Months Ended September 30, 2023 and 2022

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY ENERGY TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2023	2022	2023	2022
DB Brent Crude Oil Indices	20.96%	(16.90)%	14.29%	20.28%
DB Light Sweet Crude Oil Indices	25.58	(16.44)	17.65	13.37
DB Natural Gas Indices	(3.48)	13.11	(45.43)	97.04
DB RBOB Gasoline Indices	12.25	(17.93)	7.16	13.51
DB Ultra-Low Sulphur Diesel Indices	19.85	(13.75)	(2.19)	60.60
AGGREGATE RETURNS	18.21%	(12.95)%	3.97%	33.73%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2022

Fund Share Price Performance

For the three months ended September 30, 2023, the NYSE Arca market value of each Share increased from $19.80 per Share to $23.42 per Share. The Share price low and high for the three months ended September 30, 2023 and related change from the Share price on June 30, 2023 was as follows: Shares traded at a low of $19.65 per Share (-0.78%) on July 3, 2023 and a high of $24.26 per Share (+22.50%) on September 14, 2023. The total return for the Fund on a market value basis was +18.28%.

Energy commodities posted strong returns in the third quarter of 2023. Crude oil front month prices gained nearly 30% as Saudi Arabia and Russia both indicated that they would continue to limit oil supply through the end of the year, helping the global oil market return to a deficit in July. Demand also came in stronger than expected in China and several non-traditional consuming regions like Latin America and Africa. While gasoline also gained in July, prices retreated through the rest of the quarter on stock builds in the US and Europe and weakening demand following the summer driving season. US natural gas was another weak spot for the sector with prices pressured by the persisting supply overhang. Finally, an improving macro sentiment supported by increased confidence that the Federal Reserve was nearing the end of its rate hike cycle further helped energy commodities recover over the quarter.

For the three months ended September 30, 2022, the NYSE Arca market value of each Share decreased from $26.14 per Share to $22.65 per Share. The Share price low and high for the three months ended September 30, 2022 and related change from the Share price on June 30, 2022 was as follows: Shares traded at a low of $22.16 per Share (-15.23%) on September 26, 2022 and a high of $26.79 per Share (+2.49%) on August 29, 2022. The total return for the Fund on a market value basis was -13.35%.

Energy commodities plunged sharply in the third quarter of 2022 as growing recession anxiety dented investors’ risk appetite, overpowering strong fundamentals and geopolitical concerns. Natural gas, the only positive performing commodity in the Fund, gained nearly 70% in July and August alone, leading up to Russia’s indefinite halt of supplies to Europe through the key Nord Stream 1 pipeline. However, prices also fell nearly 30% as the summer’s heatwaves ended and storage levels in Europe reached close to full, easing supply concerns.

Fund Share Net Asset Performance

For the three months ended September 30, 2023, the NAV of each Share increased from $19.82 per Share to $23.37 per Share. Rising commodity futures contract prices for Brent Crude Oil, Light Sweet Crude Oil, RBOB Gasoline and Ultra-Low Sulphur Diesel were partially offset by falling commodity futures contract prices for Natural Gas during the three months ended September 30, 2023, contributing to an overall 16.64% increase in the level of the Index and to a 18.21% increase in the level of the DBIQ-OY Energy TR™. The total return for the Fund on a NAV basis was +17.91%.

Net income (loss) for three months ended September 30, 2023 was $13.9 million, primarily resulting from $1.2 million of income, net realized gain (loss) of $0.1 million, net change in unrealized gain (loss) of $12.8 million and net operating expenses of $0.2 million.

For the three months ended September 30, 2022, the NAV of each Share decreased from $26.07 per Share to $22.62 per Share. Falling commodity futures contract prices for Brent Crude Oil, Light Sweet Crude Oil, RBOB Gasoline and Ultra-Low Sulphur Diesel were partially offset by rising commodity futures contract prices for Natural Gas during the three months ended September 30, 2022, contributing to an overall 13.53% decrease in the level of the Index and to an 12.95% decrease in the level of the DBIQ-OY Energy TR™. The total return for the Fund on a NAV basis was -13.23%.

Net income (loss) for the three months ended September 30, 2022 was $(32.3) million, primarily resulting from $1.0 million of income, net realized gain (loss) of $(8.1) million, net change in unrealized gain (loss) of $(24.8) million and net operating expenses of $0.4 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2022

Fund Share Price Performance

For the nine months ended September 30, 2023, the NYSE Arca market value of each Share increased from $22.65 per Share to $23.42 per Share. The Share price low and high for the nine months ended September 30, 2023 and related change from the Share price on December 31, 2022 was as follows: Shares traded at a low of $18.57 per Share (-18.02%) on May 3, 2023 and a high of $24.26 per Share (+7.11%) on September 14, 2023. The total return for the Fund on a market value basis was +3.40%.

Energy commodities were up slightly in the first three quarters of 2023 with the bulk of the gains coming in the third quarter from crude oil; natural gas and NY Harbor Ultra Low Sulfur Diesel (ULSD) were the detractors. In the first quarter, US natural gas prices went into freefall, pressured by persistently warm temperatures in both the US and Europe. While prices did recover in the second and third quarter on hotter-than-expected weather forecasts and a broad energy rally, it remained down over 35% year-to-date. Diesel prices fell in the first quarter with Europe boosting imports of Russian supplies ahead of the February 5th ban and the weakness continued into the second quarter, though prices recovered in the third quarter leaving the commodity flat year-to-date. Crude oil prices had also plunged sharply in the first half of the year as macro recession concerns remained top of mind and China’s recovery continued to disappoint. However, prices recovered significantly in June and through the third quarter as Saudi Arabian and Russian supply curbs brought the global oil market back to a deficit and demand outperformed expectations. Macro sentiment also improved amid US economic resilience and a slowdown in Federal Reserve interest rate hikes, supporting broader risk appetite.

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

Energy commodities rallied aggressively in the first three quarters of 2022, with the Fund maintaining a year-to-date return of over 30%. Despite the significant pull back towards the end of the second quarter through the third quarter due to intensifying recession fears, snowballing supply concerns fueled by Russia’s invasion of Ukraine and the resulting sanctions measures, most notably the European Union’s ban of Russian oil and refined products, had sent both front month Brent and WTI crude oil prices into triple digit territory. Front month gasoline and Ultra Low Sulfur Diesel (ULSD) prices were also up over 60% in the first half of the year on limited supplies but reversed sharply in the third quarter.

Fund Share Net Asset Performance

For the nine months ended September 30, 2023, the NAV of each Share increased from $22.65 per Share to $23.37 per Share. Rising commodity futures contract prices for Brent Crude Oil, Light Sweet Crude Oil, and RBOB Gasoline were partially offset by falling commodity futures contract prices for Natural Gas and Ultra-Low Sulphur Diesel during the nine months ended September 30, 2023, contributing to an overall 0.09% increase in the level of the Index and to a 3.97% increase in the level of the DBIQ-OY Energy TR™. The total return for the Fund on a NAV basis was +3.18%.

Net income (loss) for the nine months ended September 30, 2023 was $(0.4) million, primarily resulting from $3.4 million of income, net realized gain (loss) of $(16.8) million, net change in unrealized gain (loss) of $13.5 million and net operating expenses of $0.5 million.

For the nine months ended September 30, 2022, the NAV of each Share increased from $17.07 per Share to $22.62 per Share. Rising commodity futures contract prices for Light Sweet Crude Oil, Ultra-Low Sulphur Diesel, Brent Crude Oil, RBOB Gasoline and Natural Gas during the nine months ended September 30, 2022 contributed to an overall 32.39% increase in the level of the Index and to an 33.73% increase in the level of the DBIQ-OY Energy TR™. The total return for the Fund on a NAV basis was +32.51%.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2023.

				For the Nine Months Ended
				September 30, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Energy Fund	$94,643,405	1.37%	$3,022,888	12

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2022.

				For the Year Ended,
				December 31, 2022
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Energy Fund	$154,008,936	1.92%	$6,894,203	16

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

The following were the primary trading risk exposures of the Fund as of September 30, 2023 by Index Commodity.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022, filed February 24, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended September 30, 2023 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2023 to July 31, 2023	—	$—
August 1, 2023 to August 31, 2023	—	—
September 1, 2023 to September 30, 2023	50,000	23.85
Total	50,000	$23.85

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Energy Fund – September 30, 2023 and December 31, 2022 (Unaudited), (ii) the Schedule of Investments of Invesco DB Energy Fund – September 30, 2023 (Unaudited), (iii) the Schedule of Investments of Invesco DB Energy Fund – December 31, 2022 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Energy Fund – For the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Three Months Ended September 30, 2023 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Three Months Ended September 30, 2022 (Unaudited), (vii) the Statements of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Nine Months Ended September 30, 2023 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Nine Months Ended September 30, 2022 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Energy Fund – For the Nine Months Ended September 30, 2023 and 2022 (Unaudited) and (x) Notes to Unaudited Financial Statements of Invesco DB Energy Fund – September 30, 2023.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Energy Fund

By: Invesco Capital Management LLC,
its Managing Owner

Dated: November 7, 2023	By:	/s/ ANNA PAGLIA
	Name:	Anna Paglia
	Title:	Principal Executive Officer

Dated: November 7, 2023	By:	/s/ KELLI GALLEGOS
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools