Form 10-K
period 2023-12-31
Invesco DB Energy Fund; Invesco DB Multi-Sector Commodity Trust
filed 2024-02-23
CIK 1383062, 1367306

hI

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $74,250,000

Number of Common Units of Beneficial Interest outstanding as of January 31, 2024: 4,400,000

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on Invesco DB Energy Fund’s (the “Fund”) and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results. Future economic and industry trends that could potentially impact the Fund and its performance are difficult to predict. Conditions, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause actual results to differ materially from those expressed by such forward-looking statements. There can be no assurance that the forward-looking statements included in this Report will prove to be accurate. These forward-looking statements are subject to a number of risks, uncertainties and other factors including, but not limited to, those described in this Report, including in Part I, Item 1A. “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (“MD&A”), and other Securities and Exchange Commission (“SEC”) filings by the Fund that could cause the actual results, performance, prospects or opportunities of the Fund to differ materially from those expressed in, or implied by, these forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, the Fund and Managing Owner undertake no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

ii

PART I

ITEM 1. BUSINESS.

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

Invesco Capital Management LLC has served as the managing owner (the “Managing Owner”), commodity pool operator and commodity trading advisor of the Trust and the Fund since February 23, 2015. The Managing Owner holds 40 general shares (the “General Shares”) of the Fund. The fiscal year end of the Fund is December 31st.

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

The Managing Owner may determine to invest in other futures contracts if at any time it is impractical, including in scenarios wherein the futures market for an Index Contract is thinly traded, or inefficient to gain full or partial exposure to an Index Commodity through the use of Index Contracts. These other futures contracts may or may not be based on an Index Commodity. When they are not, the Managing Owner may seek to select futures contracts that it reasonably believes tend to exhibit trading prices that correlate with an Index Contract.

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

Index Description

The Managing Owner has entered into a license agreement with Deutsche Bank Securities, Inc. (the “Index Sponsor”) to use the Index.The Managing Owner pays the Index Sponsor a licensing fee and an index services fee for performing its duties.

These fees constitute a portion of the routine operational, administrative and other ordinary expenses which are paid out of the management fee paid to the Managing Owner (the "Management Fee") and are not charged to or reimbursed by the Fund.

Neither the Managing Owner nor any affiliate of the Managing Owner has any rights to influence the selection of the futures contracts underlying the Index.

The Fund is not sponsored or endorsed by Deutsche Bank AG, Deutsche Bank Securities, Inc. or any subsidiary or affiliate of Deutsche Bank AG or Deutsche Bank Securities, Inc. (collectively, “Deutsche Bank”). The DBIQ Optimum Yield Energy Index Excess Return™ (the “Index”) is the exclusive property of Deutsche Bank Securities, Inc. “DBIQ” and “Optimum Yield” are service marks of Deutsche Bank AG and have been licensed for use for certain purposes by Deutsche Bank Securities, Inc. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index makes any representation or warranty, express or implied, concerning the Index, the Fund or the advisability of investing in securities generally. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index has any obligation to take the needs of the Managing Owner or its clients into consideration in determining, composing or calculating the Index. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index is responsible for or has participated in the determination of the timing of, prices at, quantities of or valuation of the Fund. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index has any obligation or liability in connection with the administration or trading of the Fund.

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

The Index Sponsor may from time to time subcontract the provision of the calculation and other services described below to one or more third parties.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of December 31, 2023:

Index Commodity	Fund Weight (%)
Brent Crude Oil	23.02%
Light Sweet Crude Oil	22.63%
Natural Gas	8.21%
RBOB Gasoline	23.38%
Ultra-Low Sulphur Diesel	22.76%
Closing Level as of December 31, 2023:	100.00%

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

The Index includes provisions for the replacement of futures contracts as they approach maturity. This replacement takes place over a period of time in order to lessen the impact on the market for the futures contracts being replaced. With respect to each Index Commodity, the Fund employs a rule-based approach when it “rolls” from one futures contract to another. Rather than select a new futures contract based on a predetermined schedule (e.g., monthly), each Index Commodity rolls from one contract to another futures contract that is intended to generate the most favorable “implied roll yield” under prevailing market conditions. Where there is an upward-sloping price curve for futures contracts, the implied roll yield is expected to be negative, which is a market condition called “contango”. Contango exists when contract prices are higher in distant delivery months than in nearer delivery months, typically due to costs associated with storing a given physical commodity for a longer period. Rolling in a contangoed market will tend to cause a drag on returns from futures trading. The Index’s selection of a new futures contract on an Index Commodity in such market conditions is designed to minimize the impact of negative roll yield. Additionally, in instances of particular market stress, futures contracts for the month next to occur (e.g., the April 2024 futures contract available in March 2024) may trade significantly lower than futures contracts with delivery in later months, typically indicating an oversupply of the reference commodity, in what is referred to as a “super contango” market. See Part I, Item 1A. “Risk Factors” below for a discussion of the risks associated with a super contango market.

Conversely, where there is a downward-sloping price curve for futures contracts, the implied roll yield is expected to be positive which is a market condition called “backwardation”. Backwardation exists when prices are higher for contracts with shorter-term expirations than those with longer-term expirations, a condition that is typically associated with commodities that are consumed quickly instead of being held in storage. Rolling in a backwardated market will tend to enhance returns from futures trading. The Index’s selection of a new futures contract on an Index Commodity in such market conditions is designed to maximize the impact of positive roll yield. The Index takes the impact of implied roll yield into consideration by selecting, as the replacement for an expiring futures contract, the futures contract with a delivery month within the next thirteen months that generates the most favorable implied roll yield under the current market conditions.

Returns from futures trading are called excess returns, which is the combined return based on the spot prices of Index Commodities and the roll yield from trading Index Contracts.

The Index is calculated in USD on an excess return (unfunded) basis, which means that the Index reflects only the return associated with spot prices for Index Commodities and the roll yield associated with trading Index Contracts. Unlike the Index, the Fund also holds as collateral securities that are expected to generate income, including Treasury Securities, money market mutual funds, and T-Bill ETFs. These securities are held with the Custodian (as defined herein). In addition, Treasury Securities for deposit may be held with the Commodity Broker (as defined herein) as margin for the Fund’s futures positions. The Index does not reflect any corresponding income characteristics.

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

On the first Index Business Day of each month (the “Verification Date”), each Index Commodity futures contract will be tested in order to determine whether to continue including it in the Index. If the Index Commodity futures contract requires delivery of the underlying commodity in the next month (the “Delivery Month”), a new Index Commodity futures contract will be selected for inclusion in the Index. For example, if the first Index Business Day is May 1 of the current year, and the Delivery Month of the Index Commodity futures contract currently in the Index is June of the current year, a new Index Commodity futures contract with a later Delivery Month will be selected.

For each underlying Index Commodity in the Index, the new Index Commodity futures contract selected will be the Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible Index Commodity futures contract. Eligible Index Commodity futures contracts are any Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the Index Contract currently in the Index, and (ii) no later than the thirteenth month after the Verification Date. For example, if the first Index Business Day is May 1 of the current year and the Delivery Month of an Index Contract currently in the Index is June of the current year, the Delivery Month of an eligible new Index Commodity futures contract must be between July of the current year and June of the following year. The implied roll yield is then calculated and the Index Contract with the best possible implied roll yield under the current market conditions is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

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

The Index is rebalanced on an annual basis on the sixth Index Business Day of each November, as discussed above.

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

The Fund pays the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater than fees incurred in prior fiscal years. On average, total charges paid to the Commodity Broker were less than $6.00, $6.00 and $6.00 per round-turn trade1 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Pursuant to the Distribution Services Agreement, the Fund will indemnify and hold harmless the Distributor and each of its directors and officers and each person, if any, who controls the Distributor within the meaning of Section 15 of the Securities Act, against any loss, liability, claim, damages or expenses (including the reasonable cost of investigating or defending any alleged loss, liability, claim, damages or expense and reasonable counsel fees incurred in connection therewith) arising by reason of any person acquiring any Shares, based upon the ground that the registration statement, prospectus, statement of additional information, shareholder reports or other information filed or made public by the Fund (as from time to time amended) included an untrue statement of a material fact or omitted a material fact required to be stated or necessary in order to make the statements therein not misleading under the Securities Act or any other statute or the common law.

The Managing Owner pays the Distributor a distribution fee out of the Management Fee.

Index Sponsor

The Managing Owner, on behalf of the Fund, has appointed Deutsche Bank Securities, Inc. to serve as the Index Sponsor. The Index Sponsor calculates and publishes the daily index levels and the indicative intraday index levels. Additionally, the Index Sponsor also calculates the indicative value per Share of the Fund throughout each business day.

The Managing Owner pays the Index Sponsor a licensing fee and an index services fee out of the Management Fee for performing its duties, as discussed above under the section titled “Index Description”.

Tax Reporting

The Fund has retained the services of PricewaterhouseCoopers LLP to assist with certain tax reporting requirements of the Fund and its shareholders (the “Shareholders”).

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

The Commodity Exchange Act requires all FCMs, such as the Commodity Broker, to meet and maintain specified fitness and financial requirements, to segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC.

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

ITEM 1A. RISK FACTORS.

An investment in Shares involves a high degree of risk. Investors should consider carefully all of the risks described below, together with the other information contained in this Report and the Fund’s prospectus dated August 25, 2023 (the “Prospectus”), before making a decision to invest in Shares. If any of the following risks occur, the business, financial condition and results of operations of the Fund may be adversely affected.

Summary of Risk Factors

•
Past performance is not necessarily indicative of future results; all or substantially all of an investment in the Fund could be lost.
•
The Fund is subject to fees and expenses in the aggregate amount of approximately 0.77% per annum and will be successful only if its annual returns from futures trading, plus its annual Treasury Income, Money Market Income and T-Bill ETF Income, exceed such fees and expenses.
•
The Fund is subject to position limits imposed by the CFTC and/or futures exchange rules. If the Fund were to reach a position limit, its ability to issue new Creation Units or to reinvest income in additional futures contracts may be impaired or limited. This may adversely affect the correlation between the market price of the Shares and the NAV of the Fund, which could result in Shares trading at a premium or discount to the NAV of the Fund.
•
There can be no assurance that the Fund will achieve profits or avoid losses, significant or otherwise.
•
Performance of the Fund may not track the Index during particular periods or over the long term. Such tracking error may cause the Fund to outperform or underperform the Index.
•
Disruptions in the ability to create or redeem Creation Units may adversely affect investors.
•
Certain potential conflicts of interest exist between the Managing Owner, the Commodity Broker (as defined herein) and their affiliates and the Shareholders. Although the Managing Owner attempts to monitor for conflicts, it is extremely difficult, if not impossible, for the Managing Owner to ensure that the conflicts will not, in fact, result in adverse consequences to the Fund and the Shareholders.
•
The Fund’s NAV may not always correspond to the market price of the Shares and, as a result, Shares may trade at prices greater than NAV (at a premium), at NAV, or less than NAV (at a discount).
•
Shareholders will be subject to taxation on their allocable share of the Fund’s taxable income, whether or not they receive cash distributions.
•
As a result of increasingly interconnected global economies and financial markets, armed conflict between countries or in a geographic region, for example the current conflicts between Russia and Ukraine in Europe and Hamas and Israel in the Middle East, may impact the Fund's investments. Such conflicts, and other corresponding events, have had, and could continue to have, severe effects on regional and global economic and financial markets, including increased volatility, reduced liquidity, and overall uncertainty. The negative impacts may be particularly acute in certain commodities markets.
•
The Fund’s trading of futures contracts takes place in very volatile markets. In the past, oil markets have experienced extreme volatility. For example, the WTI futures contract for May 2020 physical delivery reached negative prices on April 20, 2020. If an Index Contract currently held by the Fund, or any other futures contract held by the Fund at a future date, were to reach a negative price, investors in the Fund could lose a significant portion of, or their entire, investment.

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

Investing in Oil Markets Has Unique Risks, As Demonstrated in 2020.

The oil markets are characterized by extreme volatility. As the impact of the COVID-19 pandemic-related price volatility was realized by various sectors of the financial and commodity markets, unusual developments in the crude oil markets occurred. A collapse of demand for fuel following government restrictions on travel created an oversupply of crude oil production that rapidly filled most available oil storage facilities. As a result, in April 2020 crude oil futures contracts traded below zero for the first time in history. Similar storage shortages may occur in the future. The oversupply of oil may arise due to a number of different factors, including: (i) disruptions in oil pipelines and other means to get oil out of storage and delivered to refineries (as might occur due to infrastructure deterioration, work stoppages, or weather/disaster); (ii) investor demand for futures contracts as an investment opportunity driving increased production; or (iii) potential U.S. government intervention (in the form of grants or other aid) to keep oil producers, and the workers they employ, in service. If an Index Contract held by the Fund were to reach a negative price, investors in the Fund could lose a significant portion of, or their entire, investment.

Factors that may affect the demand for crude oil and, therefore, its price include technological improvements in energy efficiency; seasonal weather patterns, including those associated with heating and cooling; increased competitiveness of alternative energy sources; changes in technology or consumer preferences that alter fuel choices, such as preferences for electric and alternative-fueled vehicles; and remote working and government lockdowns resulting from pandemics.

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

Volatility May Cause the Total Loss of Your Investment.

Futures contract prices have a high degree of volatility and are subject to rapid and substantial changes. Consequently, there is a risk that the value of your investment in the Fund could decrease significantly due to rapid and substantial changes in the prices of futures contracts held by the Fund. The Index’s average annual volatility is 24.92%. Average annual volatility is the average of the Index’s volatility each year since its inception. Yearly volatility is the relative rate at which the price of the Index moves up and down, found by calculating the annualized standard deviation of the daily change in price for each business day in the given year. However, the average annual volatility should not be interpreted as the most-likely outcome. As demonstrated during the unprecedented market conditions in 2020, volatility in certain futures contracts may spike significantly during periods of global economic and social stress. At such times, if the Fund holds a futures contract that experiences the full impact of such market stresses, the volatility of its investments could greatly surpass the Index’s average annual volatility.

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

Other Market Participants’ Trading of Index Contracts May Adversely Affect the Price that the Fund Pays for Index Contracts.

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

International Armed Conflicts May Result in Market Volatility that Could Adversely Affect the Fund's Performance.

As a result of increasingly interconnected global economies and financial markets, armed conflict between countries or in a geographic region, for example the current conflicts between Russia and Ukraine in Europe and Hamas and Israel in the Middle East, may impact the Fund's investments. Such conflicts, and other corresponding events, have had, and could continue to have, severe effects on regional and global economic and financial markets, including increased volatility, reduced liquidity, and overall uncertainty. The negative impacts may be particularly acute in certain commodities markets.

Hamas' attack against Israel in October 2023 and the ensuing conflict, have had, and may continue to have, an impact on certain commodities markets and commodity futures markets. While this impact has been particularly pronounced in energy markets (such as natural gas and oil), the conflict has also disrupted certain global shipping and trade routes, which may have wide ranging impacts across commodity markets. For example, the Houthi movement, which controls parts of Yemen, launched a number of attacks on marine vessels in the Red Sea. The United States has sought to deter these attacks. The Red Sea is an important maritime route for international trade. As a result of these disruptions, companies have re-routed vessels around the Cape of Good Hope rather than transiting through the Suez Canal and/or the Red Sea. The possibility of a prolonged conflict between Hamas and Israel, and the potential expansion of the conflict in the surrounding areas and the involvement of other nations in such conflict, could further destabilize the Middle East region and introduce new uncertainties in global commodities markets, including, but not limited to, energy markets.

Following Russia's invasion of Ukraine in late February 2022, various countries, including the United States, Australia, Canada, the United Kingdom, Switzerland, Germany, France, and Japan, as well as NATO and the European Union, issued broad-ranging economic sanctions against Russia and Belarus. Russia may take additional countermeasures or retaliatory actions (including cyberattacks), which could exacerbate negative consequences on global financial markets. The duration of ongoing hostilities and corresponding sanctions and related events cannot be predicted. Impacts from the conflict and related events may result in increased volatility in the value of Index Commodities and may have an adverse effect on the performance of the Fund and value of the Shares.

Pandemics and Other Public Health Emergencies, Including the Emergence of New COVID-19 Variants, Could Disrupt the Global Economy and Adversely Impact the Fund’s Performance.

The impact of the COVID-19 pandemic was extensive in many aspects of society. The outbreak resulted in a significant number of deaths, adversely impacted global commercial activity, and led to significant uncertainty and disruptions in the global economy and financial markets. Many countries reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses also implemented similar precautionary measures. While restrictions have eased, it is possible that they may be reinstated in the future in response to new variants or new public health emergencies. Such measures, as well as the general uncertainty surrounding the dangers and impact of a future public health crisis, may result in significant disruption in supply chains and economic activity. Consumer, corporate and financial confidence may be materially adversely affected by a future outbreak. Such erosion of confidence may lead to or extend to a localized or global economic downturn. Future pandemics and other public health emergencies could exacerbate political, social, and economic risks and result in significant breakdowns, delays, and other disruptions to the economy, with potential corresponding results on the performance of the Fund and its investments.

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

Trading Limitations Could Be Imposed on the Fund.

Market volatility and economic turbulence that occurred in 2020 led to FCMs increasing margin requirements for certain futures contracts. Some FCMs and futures exchanges may impose trading limitations, whether in the form of limits or prohibitions on trading certain futures contracts. If the Fund is subject to increased margin requirements, it will incur increased costs in achieving its investment objective. The Fund may not be able to achieve its investment objective if it becomes subject to heightened trading limitations.

Because the Index Contracts Have No Intrinsic Value, the Positive Performance of Your Investment Is Wholly Dependent Upon an Equal and Offsetting Loss.

Trading in futures contracts transfers the risk of future price movements from one market participant to another. For every gain in futures trading, there is an equal and offsetting loss. Accordingly, whether a futures trade is profitable for one party depends on whether the price paid, value received, or cost of delivery under the related futures contract is favorable to that party. The prices of stocks, bonds, and other assets could rise significantly, and the economy as a whole could prosper, while the Fund experiences losses as a result of pursuing its investment objective through trading Index Contracts.

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

The Fund’s returns from futures trading are called excess return, which is the combined return based on the spot prices of the Index Commodities and the roll yield from trading Index Contracts. Market conditions at the time the Fund replaces expiring Index Contracts with new Index Contracts – i.e., when Index Contracts are “rolled” – will affect the Fund’s roll yield. Those market conditions are referred to as backwardation and contango, which will generally affect the Fund’s roll yield as set forth below:

• Rolling in a backwardated market will tend to enhance returns from futures trading. Backwardation exists when prices are higher for contracts with shorter-term expirations than those with longer-term expirations, a condition that is typically associated with commodities that are consumed quickly instead of being put in storage.

• Rolling in a contangoed market will tend to cause a drag on returns from futures trading. Contango exists when contract prices are higher in distant delivery months than in nearer delivery months, typically due to costs associated with storing a given physical commodity for a longer period.

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

Super contango exists when the futures contracts for the month next to occur (e.g., the April 2024 futures contract available in March 2024) trade significantly lower than futures contracts with delivery in later months. Super contango typically occurs when the inventory space available to store the physical commodity has significantly decreased as a result of excess supply, meaning that a futures contract’s cost of carry (e.g., the cost of storing a physical commodity) has increased. The effects of rolling in a super contangoed market generally are more exaggerated than rolling in a contangoed market. Should an Index Contract experience super contango, the drag on returns may be exacerbated and ripple effects may impact the performance of futures contracts with later delivery months.

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

The Managing Owner may determine to invest in other futures contracts if at any time it is impractical, including in scenarios wherein the futures market for an Index Contract is thinly traded, or inefficient to gain full or partial exposure to an Index Commodity through the use of Index Contracts. These other futures contracts may or may not be based on an Index Commodity. When they are not, the Managing Owner may seek to select futures contracts that it reasonably believes tend to exhibit trading prices that correlate with an Index Contract.

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

The Fund Is Not Actively Managed and Tracks the Index During Periods in Which the Index Is Flat or Declining as well as When the Index Is Rising.

The Fund is not actively managed on the basis of judgments relating to economic, financial and market conditions with a view to obtaining positive results under all market conditions. Instead, the Managing Owner seeks to cause the NAV to track the performance of the Index during periods in which the Index is flat or declining as well as when the Index is rising. Therefore, under normal market conditions, if positions in any one or more of the Index Commodities are declining in value, the Fund will not close out such positions, except in connection with a change in the composition or weighting of the Index.

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

Failure of FCMs or Commodity Brokers to Segregate Assets May Cause Losses for the Fund.

The Commodity Exchange Act requires an FCM to segregate all funds received from customers from such FCM’s proprietary assets. If the Commodity Broker fails to segregate customer assets as required, the assets of the Fund might not be fully protected in the event of the Commodity Broker’s distress, impairment or bankruptcy. Furthermore, in the event of the Commodity Broker’s distress, impairment or bankruptcy, the Fund could be delayed in recovering Fund assets, limited to recovering a pro rata share of all available funds segregated on behalf of the Commodity Broker’s combined customer accounts or the Fund may not recover any assets at all, even though certain property specifically traceable to the Fund was held by the Commodity Broker.

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

The Fund’s Performance Could Be Adversely Affected if the Commodity Broker Reduces its Internal Risk Limits for the Fund.

The CFTC requires FCMs, like the Commodity Broker, to implement and evaluate from time to time risk-based limits on futures position and order sizes. Under this regime, the Commodity Broker could determine to reduce its internal risk limits on the size of futures positions it will trade or clear for the Fund. Such a development would reduce the Fund’s capacity to transact in futures contracts. In this scenario, the Fund could seek to enter into clearing relationships with one or more other clearing brokers with the goal of increasing its overall capacity to trade and clear futures contracts. The introduction of one or more additional clearing broker relationships would be likely to increase the Fund’s trading costs and could make its overall trading less efficient or more prone to error. These consequences would be likely to detract from the Fund’s performance.

Regulatory Changes or Actions May Alter the Operations and Profitability of the Fund.

Governmental and regulatory changes or actions may have unexpected or adverse consequences on particular markets, transactions, or investments, which may adversely impact the Fund and impair how it is managed. Policy and legislative changes in the United States and in other countries affect many aspects of financial regulation, and may in some instances contribute to decreased liquidity, increased costs and increased volatility in the financial markets. The impact of these changes on the markets, and the practical implications for market participants, may not be fully known for some time.

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

Items of Income, Gain, Loss and Deduction with Respect to Shares Could Be Reallocated if the Internal Revenue Service Does Not Accept the Assumptions or Conventions Used by the Fund in Allocating Such Items.

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

The Fund is a partnership, which is generally not subject to U.S. federal income taxes. Rather, the partnership’s taxable income flows through to the owners, who are responsible for paying the applicable income taxes on the income allocated to them. The Fund is subject to partnership audit rules in Subchapter C of Chapter 63 of the Code (the “Centralized Partnership Audit Regime”). Under the Centralized Partnership Audit Regime, any IRS audit of the Fund would be conducted at the Fund level, and if the IRS determines an adjustment, the default rule is that the Fund would pay an “imputed underpayment” including interest and penalties, if applicable. The Fund may instead elect to make a “push-out” election, in which case the Shareholders for the year that is under audit would be required to take into account the adjustments on their own personal income tax returns.

No Deduction for Qualified Publicly Traded Partnership Income.

For taxable years beginning before January 1, 2026, there is a 20% deduction for “qualified publicly traded partnership income” within the meaning of Section 199A(e)(4) of the Code. In general, “qualified publicly traded partnership income” for this purpose is an item of income, gain, deduction or loss that is effectively connected with a United States trade or business and includable in determining taxable income for the year but does not include certain investment income. It is currently not expected that the Fund’s income will be eligible for such deduction because as discussed below, although the matter is not free from doubt, the Fund believes that the activities directly conducted by the Fund will not result in the Fund being engaged in a trade or business within the United States. Potential investors should consult their tax advisors regarding the availability of such deduction for their allocable share of the Fund’s items of income, gain, deduction and loss.

PROSPECTIVE INVESTORS ARE STRONGLY URGED TO CONSULT THEIR OWN TAX ADVISORS AND COUNSEL WITH RESPECT TO THE POSSIBLE TAX CONSEQUENCES TO THEM OF AN INVESTMENT IN THE SHARES; SUCH TAX CONSEQUENCES MAY DIFFER WITH RESPECT TO DIFFERENT INVESTORS.

General Risks

An Insolvency Resulting from Another Series of the Trust or the Trust Itself May Have a Material Adverse Effect on the Fund.

The Fund is a series of a Delaware statutory trust. Pursuant to Delaware law, the organization of the Trust provides that the assets and liabilities of the Fund are separate from the assets and liabilities of the other series of the Trust, as well as the larger Trust itself. Though such organization may, under state law, protect the assets of the Fund in an insolvency action brought by the creditors of another series of the Trust, this may be insufficient to protect the assets of the Fund from such creditors in an insolvency action in federal court, or in a court in a foreign jurisdiction. Accordingly, an insolvency resulting from another series of the Trust or the Trust itself may have a material adverse effect on the Fund.

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

Various Actual and Potential Conflicts of Interest May Be Detrimental to Shareholders.

The Fund is subject to actual and potential conflicts of interest involving the Managing Owner or any of its affiliates, the Commodity Broker, including its principals and its affiliates, the Index Sponsor, and the Distributor. The Managing Owner and its principals, all of whom are engaged in other investment activities, are not required to devote substantially all of their time to the business of the Fund, which also presents the potential for numerous conflicts of interest with the Fund. The Managing Owner and its principals and affiliates are engaged in a broad array of asset management and financial services activities and may engage in activities during the ordinary course of business that cause their interests or those of their other clients to conflict with those of the Fund and its Shareholders.

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

Due to the Increased Use of Technologies, Intentional and Unintentional Cyber Attacks Pose Operational and Information Security Risks.

With the increased use of technologies such as the Internet and the dependence on computer systems to perform necessary business functions, the Fund is susceptible to operational and information security risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyber attacks include but are not limited to gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Cyber threats are considered one of the most significant risks facing financial institutions. Because the Fund has no directors, principal officers or employees, the Managing Owner is responsible for managing cybersecurity risks to the Fund. To mitigate risk from cyber threats, Invesco Ltd. (“Invesco”), the Managing Owner’s parent company, has a designated Global Chief Security Officer (GCSO) who leads the global security department that is responsible for identifying, assessing, and managing cybersecurity threats across the Invesco organization. The GCSO has over 28 years of experience in the public and private sectors, specializing in security, investigations, and incident response. The global security department oversees the following groups across Invesco: Information Security, Global Privacy, Business Continuity & Crisis Management, Resilience, Corporate Security, Business Security Officers and Strategy and Projects & Governance. This converged security structure supports a more comprehensive, holistic approach to keeping our and Invesco clients, employees, and critical assets safe, upholding their privacy rights, while enabling a secure and resilient business.

Invesco’s information security program is led by its Chief Information Security Officer (CISO) who reports directly to the GCSO and has over 25 years of experience, specializing in information security and risk management. Our manager’s information security program is designed to oversee all aspects of information security risk and seeks to ensure the confidentiality, integrity, and availability of information assets, including the implementation of controls aligned with industry guidelines and applicable statutes and regulations to identify threats, detect attacks and protect our information assets. The program includes the following:

•
Proactive assessments of technical infrastructure and security resilience are performed on a regular basis which include penetration testing, offensive testing and maturity assessments.
•
Conducting diligence on third-party service providers regarding cybersecurity risks prior to on-boarding, periodic assessment of cybersecurity risks for third-party service providers and continuous monitoring for new third-party cybersecurity incidents.
•
An incident response program that includes periodic testing and is designed to restore business operations as quickly and as orderly as possible in the event of a cybersecurity incident at Invesco or third-party incident.
•
Mandatory annual employee security awareness training, which focuses on cyber threats and security in general.
•
Regular cyber phishing tests throughout the year to measure and raise employee awareness against cyber phishing threats.

Important to these programs is Invesco’s investment in threat-intelligence, its active engagement in industry and government security-related forums, and its utilization of external experts to challenge its program maturity, assess its controls and routinely test its capabilities.

Invesco’s Board of Directors oversees cybersecurity risk across the entire organization and receives updates at a minimum of twice a year regarding cybersecurity, including risks and protections. The Global Operational Risk Management Committee, one of Invesco’s risk management committees, provides executive-level oversight and monitoring of the end-to-end programs dedicated to managing information security and cyber related risk. The members of this committee include Invesco’s Chief Administrative Officer, Chief Risk & Audit Officer, General Counsel, Chief Financial Officer, Chief Human Resources Officer, Global Head of Compliance, and Global Operational Risk Owners which includes the GCSO. The committee reports to Invesco’s Enterprise Risk Management Committee which provides updates to the Invesco Board of Directors to facilitate their oversight.

Although risks from cyber threats have not materially affected the Fund’s business strategy, results of operations or financial condition as of December 31, 2023, Invesco continues to closely monitor cyber risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. For more information regarding the risks we face from cybersecurity threats, please see “Due to the Increased Use of Technologies, Intentional and Unintentional Cyber Attacks Pose Operational and Information Security Risks” in Item 1A. Risk Factors.

ITEM 2. PROPERTIES.

The Fund does not own or use physical properties in the conduct of its business. Its assets consist of futures contracts, cash, United States Treasury Obligations and may consist of money market mutual funds and/or T-Bill ETFs. The Managing Owner’s headquarters are located at 3500 Lacey Road, Suite 700, Downers Grove, Illinois 60515.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Shares have been trading on the NYSE Arca since November 25, 2008 under the symbol “DBE.”

Holders

As of January 31, 2024, the Fund had 82 holders of record of its Shares.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its Shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended December 31, 2023 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
October 1, 2023 to October 31, 2023	50,000	$22.21
November 1, 2023 to November 30, 2023	—	—
December 1, 2023 to December 31, 2023	1,950,000	20.05
Total	2,000,000	$20.10

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Invesco Capital Management LLC has served as the managing owner (the “Managing Owner”), commodity pool operator and commodity trading advisor of the Trust and the Fund since February 23, 2015. The Managing Owner is registered with the Commodity Futures Trading Commission (the “CFTC”) as a commodity pool operator and a commodity trading advisor, and it is a member firm of the National Futures Association (“NFA”).

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

The Managing Owner may determine to invest in other futures contracts if at any time it is impractical, including in scenarios wherein the futures market for an Index Contract is thinly traded, or inefficient to gain full or partial exposure to an Index Commodity through the use of Index Contracts. These other futures contracts may or may not be based on an Index Commodity. When they are not, the Managing Owner may seek to select futures contracts that it reasonably believes tend to exhibit trading prices that correlate with an Index Contract.

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

The Fund has not reached position limits with respect to the 2023 and 2022 reporting periods.

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

The Fund is unaware of any known trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $61.6 million and $(7.6) million for the years ended December 31, 2023 and 2022, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the year ended December 31, 2023, $137.6 million was paid to purchase United States Treasury Obligations and $200.0 million was received from sales and maturing United States Treasury Obligations. During the year ended December 31, 2022, $238.0 million was paid to purchase United States Treasury Obligations and $173.0 million was received from sales and maturing United States Treasury Obligations. $273.9 million was received from sales of affiliated investments and $257.9 million was paid to purchase affiliated investments during the year ended December 31, 2023. $637.1 million was received from sales of affiliated investments and $611.8 million was paid to purchase affiliated investments during the year ended December 31, 2022.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(61.6) million and $7.6 million during the years ended December 31, 2023 and 2022, respectively. This included $52.2 million and $195.9 million from Shares purchased by Authorized Participants and $111.0 million and $187.0 million from Shares redeemed by Authorized Participants during the years ended December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and December 31, 2022, distributions paid to Shareholders were $2.9 million and $1.2 million, respectively.

Results of Operations

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

COMPARISON OF MARKET, NAV AND DBIQ OPT YIELD ENERGY INDEX ER

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

DBE - For The Year Ended December 31, 2023
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Percentage Change
12/31/2022
12/31/2023
Date
NAV
Market
DBIQ Opt Yield Energy Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBE - For The Year Ended December 31, 2022
Percentage Change
90.00%
80.00%
70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
12/31/2021
12/31/2022
Date
NAV
Market
DBIQ Opt Yield Energy Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the years ended December 31, 2023 and 2022. For performance discussion related to the year ended December 31, 2021, see the annual report for the year ended December 31, 2021 available at http://www.invesco.com/ETFs.

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

The section “Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity Returns for the Years Ended December 31, 2023 and 2022” below provides an overview of the changes in the closing levels of the DBIQ-OY Energy TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Energy TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity

Returns for the Years Ended December 31, 2023 and 2022

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY ENERGY TR™
	Years Ended December 31,
Underlying Index	2023	2022
DB Brent Crude Oil Indices	(1.05)%	22.40%
DB Light Sweet Crude Oil Indices	(3.03)	14.72
DB Natural Gas Indices	(56.57)	63.56
DB RBOB Gasoline Indices	(4.28)	19.59
DB Ultra-Low Sulphur Diesel Indices	(13.93)	73.17
AGGREGATE RETURN	(11.22)%	35.41%

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Fund Share Price Performance

For the year ended December 31, 2023, the NYSE Arca market value of each Share decreased from $22.65 per Share to $19.19 per Share. The Share price low and high for the year ended December 31, 2023 and related change from the Share price on December 31, 2022 was as follows: Shares traded at a low of $18.57 per Share (-18.01%) on May 3, 2023, and a high of $24.26 per Share (+7.11%) on September 14, 2023. On December 22, 2023, the Fund paid a distribution of $0.74176 for each General Share and Share to holders of record as of December 19, 2023. Therefore, the total return for the Fund on a market value basis was -12.11%.

Energy commodities posted sharp negative returns in 2023; while all Fund commodities were detractors, natural gas and NY Harbor Ultra Low Sulfur Diesel (ULSD) were the worst performing. In the first quarter, US natural gas prices went into freefall, pressured by persistently warm temperatures in both the US and Europe. While prices did recover in the second and third quarter on hotter-than-expected weather forecasts and a broad energy rally, gains were reversed in the fourth quarter, leaving natural gas prices down over 35% to end the year. Diesel prices fell in the first quarter with Europe boosting imports of Russian supplies ahead of the February 5th ban and the weakness continued into the second quarter, and while prices recovered significantly in the third quarter, those gains were completely erased in the last quarter, leaving front month prices down nearly 18%. Crude oil prices had also plunged sharply in the first half of the year as macro recession concerns remained top of mind and China’s recovery continued to disappoint. However, crude oil prices recovered significantly in June and through the third quarter as Saudi Arabian and Russian supply curbs brought the global oil market back to a deficit and demand outperformed expectations. Macro sentiment also improved amid US economic resilience and ending Federal Reserve tightening, supporting broader risk appetite. However, like with natural gas and diesel, crude oil gains were erased in the fourth quarter.

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

Fund Share Net Asset Performance

For the year ended December 31, 2023, the NAV of each Share decreased from $22.65 per Share to $19.19 per Share. Falling commodity futures contract prices for Brent Crude Oil, Light Sweet Crude Oil, Natural Gas, RBOB Gasoline and Ultra-Low Sulphur Diesel during the year ended December 31, 2023 contributed to an overall 15.67% decrease in the level of the Index and to a 11.22% decrease in the level of the DBIQ-OY Energy TR™. On December 22, 2023, the Fund paid a distribution of $0.74176 for each General Share and Share to holders of record as of December 19, 2023. Therefore, the total return for the Fund on a NAV basis was

-12.10%.

Net income (loss) for the year ended December 31, 2023 was $(17.9) million, primarily resulting from income of $4.8 million, net realized gain (loss) of $(20.4) million, net change in unrealized gain (loss) of $(1.6) million and net operating expenses of $0.7 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2023.

				For the Year Ended
				December 31, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Energy Fund	$73,888,867	1.36%	$2,335,257	24

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2022.

				For the Year Ended
				December 31, 2022
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Energy Fund	$154,008,936	1.92%	$6,894,203	16

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

The following were the primary trading risk exposures of the Fund as of December 31, 2023 by Index Commodity.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

We, Brian Hartigan, Principal Executive Officer, and Kelli Gallegos, Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2023.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2023, as stated in their report on page 38 of the Fund’s Annual Report on Form 10-K.

By:	/S/ BRIAN HARTIGAN
Name:	Brian Hartigan
Title:	Principal Executive Officer

By:	/S/ KELLI GALLEGOS
Name:	Kelli Gallegos
Title:	Principal Financial and Accounting Officer, Investment Pools

February 22, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Invesco Capital Management LLC (as Managing Owner of

Invesco DB Multi-Sector Commodity Trust) and Shareholders of Invesco DB Energy Fund

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition, including the schedules of investments, of Invesco DB Energy Fund (one of the funds constituting Invesco DB Multi-Sector Commodity Trust, hereafter referred to as the “Fund”) as of December 31, 2023 and 2022, and the related statements of income and expenses, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “financial statements”). We also have audited the Fund's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

February 22, 2024

We have served as the Fund’s auditor since 2013.

Invesco DB Energy Fund

Statements of Financial Condition

December 31, 2023 and 2022

	December 31,
	2023	2022
Assets
United States Treasury Obligations, at value (cost $44,170,237 and $104,355,635, respectively)	$44,203,283	$104,390,943
Affiliated investments, at value (cost $30,452,470 and $46,475,976, respectively)	30,474,423	46,472,701
Other investments:
Variation margin receivable- Commodity Futures Contracts	—	3,097,935
Receivable for:
Dividends from affiliates	192,966	151,830
Total assets	$74,870,672	$154,113,409

Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$291,487	$—
Payable for:
Distributions	630,496
Management fees	54,829	99,476
Brokerage commissions and fees	4,993	4,997
Total liabilities	981,805	104,473
Commitments and Contingencies (Note 10)

Equity
Shareholder's equity—General Shares	768	906
Shareholders' equity—Shares	73,888,099	154,008,030
Total shareholders' equity	73,888,867	154,008,936
Total liabilities and equity	$74,870,672	$154,113,409

General Shares outstanding	40	40
Shares outstanding	3,850,000	6,800,000
Net asset value per share	$19.19	$22.65
Market value per share	$19.19	$22.65

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Schedule of Investments

December 31, 2023

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 5.250% due March 7, 2024(b)	20.11%	$14,859,133	$15,000,000
U.S. Treasury Bills, 5.190% due June 6, 2024	39.72	29,344,150	30,000,000
Total United States Treasury Obligations (cost $44,170,237)	59.83%	$44,203,283
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $10,031,643)(c)(d)	13.60%	$10,053,596	95,200
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 5.29% (cost $20,420,827)(c)(e)	27.64	20,420,827	20,420,827
Total Affiliated Investments (cost $30,452,470)	41.24%	$30,474,423
Total Investments in Securities (cost $74,622,707)	101.07%	$74,677,706

(a)
Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)
United States Treasury Obligations of $14,859,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)
Effective after the close of markets on August 25, 2023, the fund’s name changed from Invesco Treasury Collateral ETF to Invesco Short Term Treasury ETF.
(e)
The rate shown is the 7-day SEC standardized yield as of December 31, 2023.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(f)	Unrealized Appreciation (Depreciation)(f)
Long Futures Contracts
ICE-UK Brent Crude	228	December-2024	$16,960,920	$114,911	$114,911
NYMEX Natural Gas	252	April-2024	5,967,360	(1,789,279)	(1,789,279)
NYMEX NY Harbor ULSD	167	May-2024	16,834,301	(844,246)	(844,246)
NYMEX RBOB Gasoline	208	November-2024	17,250,106	47,872	47,872
NYMEX WTI Crude	239	December-2024	16,715,660	54,736	54,736
Total Commodity Futures Contracts				$(2,416,006)	$(2,416,006)

(f)
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

Invesco DB Energy Fund

Statements of Income and Expenses

For the Year Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
Income
Interest Income	$2,242,727	$1,360,265	$20,879
Dividends from Affiliates	2,577,415	1,649,999	16,249
Total Income	4,820,142	3,010,264	37,128
Expenses
Management Fees	729,661	1,582,399	756,735
Brokerage Commissions and Fees	16,336	38,777	19,958
Interest Expense	38,661	31,077	2,540
Total Expenses	784,658	1,652,253	779,233
Less: Waivers	(48,893)	(92,744)	(16,774)
Net Expenses	735,765	1,559,509	762,459
Net Investment Income (Loss)	4,084,377	1,450,755	(725,331)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	(33)	2	—
Capital Gain Distributions from Affiliated Investments	—	—	1,705
Commodity Futures Contracts	(20,390,794)	44,371,980	38,271,264
Net Realized Gain (Loss)	(20,390,827)	44,371,982	38,272,969
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(2,262)	35,012	(931)
Affiliated Investments	25,228	(27,132)	(4,284)
Commodity Futures Contracts	(1,584,351)	(6,992,762)	(2,236,268)
Net Change in Unrealized Gain (Loss)	(1,561,385)	(6,984,882)	(2,241,483)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(21,952,212)	37,387,100	36,031,486
Net Income (Loss)	$(17,867,835)	$38,837,855	$35,306,155

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2023

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2022	40	$906	6,800,000	$154,008,030	$154,008,936
Purchases of Shares			2,350,000	52,238,644	52,238,644
Redemption of Shares			(5,300,000)	(111,004,576)	(111,004,576)
Net Increase (Decrease) due to Share Transactions			(2,950,000)	(58,765,932)	(58,765,932)
Return of Capital Distributions		(30)		(3,486,272)	(3,486,302)
Net Income (Loss)
Net Investment Income (Loss)		34		4,084,343	4,084,377
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(132)		(20,390,695)	(20,390,827)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(10)		(1,561,375)	(1,561,385)
Net Income (Loss)		(108)		(17,867,727)	(17,867,835)
Net Change in Shareholders' Equity	—	(138)	(2,950,000)	(80,119,931)	(80,120,069)
Balance at December 31, 2023	40	$768	3,850,000	$73,888,099	$73,888,867

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

Invesco DB Energy Fund

Statements of Cash Flows

For the Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
Cash flows from operating activities:
Net Income (Loss)	$(17,867,835)	$38,837,855	$35,306,155
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(137,612,105)	(238,024,073)	(78,986,666)
Proceeds from securities sold and matured	200,000,000	173,002,300	61,000,000
Cost of affiliated investments purchased	(257,917,727)	(611,793,304)	(280,531,259)
Proceeds from affiliated investments sold	273,941,233	637,095,438	246,993,984
Net accretion of discount on United States Treasury Obligations	(2,202,530)	(1,334,202)	(20,879)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	33	(2)	—
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	(22,966)	(7,880)	5,215
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	3,389,422	(5,290,997)	2,366,563
Dividends from affiliates	(41,136)	(150,548)	(757)
Management fees	(44,647)	31,108	33,100
Brokerage commissions and fees	(4)	(17)	22
Net cash provided by (used in) operating activities	61,621,738	(7,634,322)	(13,834,522)
Cash flows from financing activities:
Distributions Paid to Shareholders	(2,855,806)	(1,195,117)	—
Proceeds from purchases of Shares	52,238,644	195,858,441	95,703,972
Redemption of Shares	(111,004,576)	(187,029,002)	(82,115,616)
Net cash provided by (used in) financing activities	(61,621,738)	7,634,322	13,588,356
Net change in cash	—	—	(246,166)
Cash at beginning of period	—	—	246,166
Cash at end of period	$—	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$38,661	$31,077	$2,540

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Notes to Financial Statements

December 31, 2023

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

Invesco Capital Management LLC has served as the managing owner (the “Managing Owner”), commodity pool operator and commodity trading advisor of the Trust and the Fund since February 23, 2015. The Managing Owner holds 40 general shares (the “General Shares”) of the Fund. The fiscal year end of the Fund is December 31st.

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

The Managing Owner may determine to invest in other futures contracts if at any time it is impractical, including in scenarios wherein the futures market for an Index Contract is thinly traded, or inefficient to gain full or partial exposure to an Index Commodity through the use of Index Contracts. These other futures contracts may or may not be based on an Index Commodity. When they are not, the Managing Owner may seek to select futures contracts that it reasonably believes tend to exhibit trading prices that correlate with an Index Contract.

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

This Annual Report (the “Annual Report”) covers the years ended December 31, 2023, 2022 and 2021. Past performance of the Fund is not necessarily indicative of future performance.

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

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders. A distribution for the year ended December 31, 2023 was paid on December 22, 2023 to holders of record, as of December 19, 2023, at a rate of $0.74176 for each General Share and Share for a total distribution of $30 to General Shares and $3,486,272 to Shares. Distributions of $630,496 were unpaid at December 31, 2023 and are reported as a liability on the Statements of Financial Condition.

The table below shows distributions per General Share and Share in total for the years presented:

	Years Ended December 31,
	2023	2022	2021
Distributions per General Share	$0.74176	$0.17073	$—
Distributions per Share	$0.74176	$0.17073	$—
Distributions paid to General Shares	$30	$7	$—
Distributions paid to Shares	$3,486,272	$1,195,110	$—

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

G. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the years ended December 31, 2023, 2022 and 2021, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00, $6.00 and $6.00 per round-turn trade during the years ended December 31, 2023, 2022 and 2021, respectively.

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

The Managing Owner waived fees of $48,893, $92,744 and $16,774 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of December 31, 2023 and 2022. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

Because the Fund’s assets are maintained with the Commodity Broker and Custodian, the distress, impairment or failure of the Commodity Broker or Custodian could result in the loss of or delay in access to Fund assets.

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

The following is a summary of the tiered valuation input levels as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$44,203,283	$—	$44,203,283
Exchange-Traded Fund	10,053,596	—	—	10,053,596
Money Market Mutual Fund	20,420,827	—	—	20,420,827
Total Investments in Securities	30,474,423	44,203,283	—	74,677,706
Other Investments - Assets (a)
Commodity Futures Contracts	217,519	—	—	217,519
Other Investments - Liabilities (a)
Commodity Futures Contracts	(2,633,525)	—	—	(2,633,525)
Total Other Investments	(2,416,006)	—	—	(2,416,006)
Total Investments	$28,058,417	$44,203,283	$—	$72,261,700

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$104,390,943	$—	$104,390,943
Exchange-Traded Fund	10,028,368	—	—	10,028,368
Money Market Mutual Fund	36,444,333	—	—	36,444,333
Total Investments in Securities	46,472,701	104,390,943	—	150,863,644
Other Investments - Assets (a)
Commodity Futures Contracts	4,743,018	—	—	4,743,018
Other Investments - Liabilities (a)
Commodity Futures Contracts	(5,574,673)	—	—	(5,574,673)
Total Other Investments	(831,655)	—	—	(831,655)
Total Investments	$45,641,046	$104,390,943	$—	$150,031,989

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	December 31,
	2023		2022
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$217,519	$(2,633,525)	$4,743,018	$(5,574,673)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the December 31, 2023 and December 31, 2022 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Years Ended
	Location of Gain or (Loss) on Derivatives	December 31,
Risk Exposure/Derivative Type	Recognized in Income	2023	2022	2021
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(20,390,794)	$44,371,980	$38,271,264
	Net Change in Unrealized Gain (Loss)	(1,584,351)	(6,992,762)	(2,236,268)
Total		$(21,975,145)	$37,379,218	$36,034,996

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	Years Ended December 31,
	2023	2022	2021
Average Notional Value	$98,749,338	$202,581,849	$99,143,108

Note 8 - Investments in Affiliates

The Invesco Short Term Treasury ETF, formerly known as the Invesco Treasury Collateral ETF is an investment company registered under the Investment Company Act of 1940, as amended, whose shares are primarily purchased and sold on a national securities exchange. In seeking its investment objective, the Invesco Short Term Treasury ETF primarily holds U.S. Treasury Obligations that: (i) are issued in U.S. Dollars; (ii) have a minimum remaining maturity of at least one month and a maximum remaining maturity of 12 months at the time of rebalance; and (iii) have a minimum amount outstanding of $300 million. Because it is advised by the Managing Owner, the Invesco Short Term Treasury ETF is an affiliate of the Fund.

The Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore the Invesco Government & Agency Portfolio is considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2023.

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 12/31/2023	Dividend Income
Invesco Short Term Treasury ETF	$10,028,368	$—	$—	$25,228	$—	$10,053,596	$465,527
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	36,444,333	257,917,727	(273,941,233)	—	—	20,420,827	2,111,888
Total	$46,472,701	$257,917,727	$(273,941,233)	$25,228	$—	$30,474,423	$2,577,415

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2022.

	Value 12/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 12/31/2022	Dividend Income
Invesco Treasury Collateral ETF	$10,055,500	$—	$—	$(27,132)	$—	$10,028,368	$137,751
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	61,746,467	611,793,304	(637,095,438)	—	—	36,444,333	1,512,248
Total	$71,801,967	$611,793,304	$(637,095,438)	$(27,132)	$—	$46,472,701	$1,649,999

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2021.

	Value 12/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)		Value 12/31/2021	Dividend Income
Invesco Treasury Collateral ETF	$10,059,784	$—	$—	$(4,284)	$1,705		$10,055,500	$1,629
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	28,209,192	280,531,259	(246,993,984)	—	—		61,746,467	14,620
Total	$38,268,976	$280,531,259	$(246,993,984)	$(4,284)	$1,705	(a)	$71,801,967	$16,249

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

The redemption proceeds due from the Fund are delivered to the Authorized Participant at 2:45 p.m., Eastern Time, on the redemption order settlement date if, by such time, the Fund’s DTC account has been credited with the Creation Units to be redeemed. If the Fund’s DTC account has not been credited with all of the Creation Units to be redeemed by such time, the redemption distribution is delivered to the extent of whole Creation Units received. Any remainder of the redemption distribution is delivered on the next business day to the extent of remaining whole Creation Units received if the Transfer Agent receives the fee applicable to the extension of the redemption distribution date which the Managing Owner may, from time to time, determine and the remaining Creation Units to be redeemed are credited to the Fund’s DTC account by 2:45 p.m., Eastern Time, on such next business day. Any further outstanding amount of the redemption order will be cancelled. The Managing Owner is also authorized to deliver the redemption distribution notwithstanding that the Creation Units to be redeemed are not credited to the Fund’s DTC account by 2:45 p.m., Eastern Time, on the redemption order settlement date if the Authorized Participant has collateralized its obligation to deliver the Creation Units through DTC’s book-entry system on such terms as the Managing Owner may determine from time to time.

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the years ended December 31, 2023, 2022 and 2021. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Years Ended December 31,
	2023	2022	2021
Net Asset Value
Net asset value per Share, beginning of period	$22.65	$17.07	$10.86
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	(3.62)	5.58	6.32
Net investment income (loss) (b)	0.90	0.17	(0.11)
Net income (loss)	(2.72)	5.75	6.21
Less:
Return of Capital Distributions	(0.74)	(0.17)	—
Net asset value per Share, end of period	$19.19	$22.65	$17.07
Market value per Share, beginning of period (c)	$22.65	$17.12	$10.86
Market value per Share, end of period (c)	$19.19	$22.65	$17.12

Ratio to average Net Assets
Net investment income (loss)	4.21%	0.69%	(0.72)%
Expenses, after waivers	0.76%	0.74%	0.76%
Expenses, prior to waivers	0.81%	0.78%	0.77%
Total Return, at net asset value (d)	(12.10)%	33.73%	57.18%
Total Return, at market value (d)	(12.11)%	33.33%	57.64%

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023, the end of the period covered by this Annual Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Brian Hartigan, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2023. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 37 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2023, as stated in their report on page 38 of this Form 10-K.

ITEM 9B. OTHER INFORMATION.

During the three months ended December 31, 2023, none of the members of the Managing Owner responsible for overseeing the business and operations of the Fund adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors and Principal Officers

The Fund has no directors or principal officers and also does not have any employees. It is managed by the Managing Owner.

A person is a principal of a CFTC registrant based on the person’s role or position with a registrant, ability to control a registrant’s business activities or ownership or financial stake in a registrant. As of December 31, 2023, the following principals serve in the below capacities on behalf of the Managing Owner and, unless otherwise indicated, are not executive officers of the Fund:

Name	Capacity
Brian Hartigan[1]	Chief Executive Officer, Board of Managers
Peter Hubbard	Vice President and Director of Portfolio Management
Jordan Krugman[1]	Board of Managers
Terry Gibson Vacheron	Chief Financial Officer
Kelli Gallegos[1]	Principal Financial and Accounting Officer, Investment Pools
Melanie Zimdars	Chief Compliance Officer
John Zerr[1]	Board of Managers

1. Executive officer, within the meaning of Rule 3b-7 under the Exchange Act, of the Fund.

Invesco Group Services Inc. is also a principal of the Managing Owner.

The Managing Owner is managed by a Board of Managers. The Board of Managers is composed of Messrs. Hartigan, Krugman and Zerr.

The Board of Managers has established an Audit Committee with the following members: Messrs. Hartigan, Krugman and Zerr. The overall purpose of the Audit Committee is to assist the Board of Managers with overseeing the Fund’s financial statements, the Fund's compliance with legal and regulatory requirements, the qualifications and independence of the Fund’s independent registered public accounting firm (the “independent auditor”), the performance of the internal audit function for the Fund, and the performance of the independent auditor.

The Managing Owner has designated Mr. Hubbard as the trading principal of the Fund.

Brian Hartigan (45) has been Chief Executive Officer of the Managing Owner since November 2023. In this role, he has general oversight responsibilities for all of the Managing Owner’s business. Mr. Hartigan has been a Member of the Board of Managers of the Managing Owner since November 2023. Previously, Mr. Hartigan was Global Head of ETF Investments and Indexed Strategies at Invesco Ltd., a global investment management company and affiliate of the Managing Owner, since 2015. In that role, he was responsible for oversight of all portfolio management activities of ETFs, as well as providing support to the US ETF Board, serving as a global ETF expert/resource and providing day-to-day support. In addition, he was a team leader for Invesco’s unit investment trusts. Mr. Hartigan earned a BA degree from the University of St. Thomas in Minnesota and an MBA in finance from DePaul University. He is a Chartered Financial Analyst® (CFA) charterholder and a member of the CFA Society of Chicago.

Peter Hubbard (43) joined the Managing Owner in May 2005 as a portfolio manager and has been Vice President, Director of Portfolio Management since September 2012. In his role, Mr. Hubbard manages a team of eight portfolio managers. His responsibilities include facilitating all portfolio management processes associated with more than 200 equity and fixed income Invesco Funds listed in the United States, Canada and Europe. He is a graduate of Wheaton College with a B.A. degree in Business & Economics. Mr. Hubbard was listed as a principal and registered as an associated person of the Managing Owner on November 15, 2012 and January 1, 2013, respectively. Mr. Hubbard was registered as a swap associated person of the Managing Owner effective as of September 8, 2015.

Jordan Krugman (46) is Chief Financial Officer of the Americas for Invesco Ltd., a global investment management company affiliated with the Managing Owner. He was appointed to this position in October 2020. In this capacity, Mr. Krugman is responsible for general management support, in addition to executing on various strategic initiatives and overseeing the financial framework for the business units operating within the Americas division of Invesco Ltd. He has also served as a Member of the Board of Managers of the Managing Owner since October 2020. From March 2019 to October 2020, Mr. Krugman served as the Global Head of Financial Planning and Analysis at Invesco Ltd. In this role, he was responsible for overseeing Invesco's forecasting, budgeting strategic planning and financial target setting processes, including analytics and decision support for Invesco Ltd's executive team. From March 2017 to March 2019, Mr. Krugman served as Invesco Ltd.'s Head of Finance & Corporate Strategy, North America. In this role, Mr. Krugman was responsible for strategic and financial planning for Invesco Ltd.'s global investments organization including global real estate, private equity and global fixed income. Prior to that, Mr. Krugman was Invesco Ltd.'s Treasurer and Head of Investor Relations from May 2011 to March 2017. In this role, he was responsible for management of Invesco Ltd.'s liquidity and capital management programs. Additionally, Mr. Krugman managed the communication with Invesco Ltd.'s external stakeholders including equity shareholders, debt investors, rating agencies, and research analysts. Mr. Krugman earned a BA degree in American civilizations, with a US history concentration, from Middlebury College in Vermont in 1999, and earned an MBA from Santa Clara University in California in 2007. He is a Certified Treasury Professional (CTP). Mr. Krugman was listed as a principal of the Managing Owner on November 12, 2020.

Terry Vacheron CPA (59) is the Chief Accounting Officer (since April 2022) and Head of Global Tax (since November 2020) at Invesco Ltd. In this role, she leads the company’s financial reporting, accounting, corporate tax, payroll, and SOX functions. Ms. Vacheron also serves as the Chief Financial Officer (since June 2022) of the Managing Owner and Invesco Advisers Inc. where she is responsible for overseeing all aspect of the companies’ financial operations, including financial reporting and accounting. Ms. Vacheron joined Invesco in November 2020 following a brief break while between roles in October 2020. Prior to joining the firm, she was with SunTrust Bank (and later Truist Bank, which was formed in 2019 following the merger of BB&T and SunTrust) from October 2009 until September 2020, where she served as the Chief Tax Officer. Ms. Vacheron directed the full spectrum of corporate tax matters and led the tax merger integration effort for the BBT and SunTrust merger. In an overlapping role as the Corporate Functions Risk Officer at SunTrust Bank from March 2013 to December 2019, she built and led multiple corporate risk programs to identify and manage risk while maintaining her Chief Tax Officer responsibilities. During her tenure, she oversaw the implementation of stronger guidelines and accountability for risk programs, including SOX, third-party risk management, and operational risk oversight. Ms. Vacheron earned a BS degree in accounting from the University of Tennessee. She is a Certified Public Accountant (CPA). Ms. Vacheron served on the board of the United Way of Greater Atlanta from 2013 to 2020. She served as a member of the United Way’s Community Engagement Council and is currently on the United Way’s Finance Committee. Ms. Vacheron was listed as a principal of the Managing Owner and Invesco Advisers Inc., a registered investment adviser affiliated with the Managing Owner, on June 29, 2022.

Kelli Gallegos (53) has been Principal Financial and Accounting Officer – Investment Pools for the Managing Owner since September 2018. Additionally, since September 2018, Ms. Gallegos has been Principal Financial and Accounting Officer – Investment Pools of Invesco Specialized Products, LLC (sponsor to a suite of currency exchange-traded funds, “ISP”), Head of North America Fund Reporting of Invesco, Ltd. (a global investment management company), and Vice President and Treasurer of Invesco Exchange Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Commodity Fund Trust, and Invesco Exchange-Traded Self-Indexed Fund Trusts (each a registered investment company offering series of exchange-traded funds, the “Invesco ETFs”). She also serves as Vice President (since March 2016), Principal Financial Officer (since March 2016) and Assistant Treasurer (since December 2008) for a suite of mutual funds advised by Invesco Advisers, Inc., a registered investment adviser (the “Invesco Funds”). In her roles with the Managing Owner, ISP, Invesco, the Invesco ETFs and the Invesco Funds, Ms. Gallegos has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of the Invesco ETFs, the Trust, the Funds and the exchange-traded funds for which ISP serves as sponsor (the “CurrencyShares Trusts”). Previously, she was Director of Fund Financial Services from December 2008 to September 2018, Assistant Treasurer for the Managing Owner from January 2013 to September 2018, Assistant Treasurer of ISP from April 2018 to September 2018, Assistant Treasurer for the Invesco ETFs from September 2014 to September 2018 and Assistant Vice President for the Invesco Funds from December 2008 to March 2016. In such roles, Ms. Gallegos managed the group of personnel responsible for the preparation of fund financial statements and other information necessary for shareholder reports, fund prospectuses, regulatory filings, and for the coordination and oversight of third-party service providers of the Fund, the Invesco ETFs, the Invesco Funds, and the CurrencyShares Trusts. Ms. Gallegos earned a BBA in accounting from Harding University in Searcy, AR. Ms. Gallegos was listed as a principal of the Managing Owner on September 25, 2018.

Melanie H. Zimdars (47) has been Chief Compliance Officer of the Managing Owner since November 2017. In this role she is responsible for all aspects of regulatory compliance for the Managing Owner. Ms. Zimdars has also served as Chief Compliance Officer of Invesco Exchange-Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust and Invesco Actively Managed Exchange-Traded Commodity Fund Trust since November 2017. From September 2009 to October 2017, she served as Vice President and Deputy Chief Compliance Officer at ALPS Holdings, Inc. where she was Chief Compliance Officer for six different mutual fund complexes, including active and passive ETFs and open-end and closed-end funds. Through its subsidiary companies, ALPS Holdings, Inc. is a provider of investment products and customized servicing solutions to the financial services industry. Ms. Zimdars received a BS degree from the University of Wisconsin-La Crosse. Ms. Zimdars was listed as a principal of the Managing Owner on February 1, 2018.

John Zerr (61) has been a Member of the Board of Managers of the Managing Owner since September 2006. Mr. Zerr has also served as Chief Operating Officer of the Americas for Invesco Ltd. since February 2018. Prior to his current position, Mr. Zerr served as Managing Director and General Counsel – U.S. Retail of Invesco Management Group, Inc., a registered investment adviser affiliated with the Managing Owner, from March 2006 until February 2018, where he was responsible for overseeing the U.S. Retail Legal Department for Invesco Ltd. and its affiliated companies. Mr. Zerr has also been a Senior Vice President of IDI since March 2006. He also served as a Director of that entity until February 2010. Mr. Zerr has served as Senior Vice President of Invesco Advisers, Inc., a registered investment adviser affiliated with the Managing Owner, since December 2009. Mr. Zerr serves as a

Director and Vice President of Invesco Investment Services, Inc., a registered transfer agency since May 2007. Mr. Zerr has served as Director, Senior Vice President, General Counsel and Secretary of a number of other Invesco Ltd. wholly-owned subsidiaries which service or serviced portions of Invesco Ltd.’s U.S. Retail business since May 2007 and since June 2010 with respect to certain Van Kampen entities engaged in the asset management business that were acquired by Invesco Ltd. from Morgan Stanley. In each of the foregoing positions Mr. Zerr is responsible for overseeing legal operations. In such capacity, Mr. Zerr also is responsible for overseeing the legal activities of the Invesco Funds. Mr. Zerr earned a BA degree in economics from Ursinus College. He graduated cum laude with a J.D. from Temple University School of Law. Mr. Zerr was listed as a principal of the Managing Owner on December 6, 2012.

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

ITEM 11. EXECUTIVE COMPENSATION.

The Fund has no employees, officers or directors. The Managing Owner receives a monthly Management Fee of 1/12th of 0.75% per annum of the daily NAV of the Fund at the end of each month.

For the year ended December 31, 2023, the Fund incurred Management Fees of $729,661 of which $674,832 had been paid at December 31, 2023. Management Fees of $54,829 were unpaid at December 31, 2023 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2023, the Fund incurred brokerage commissions of $16,336 of which $11,343 had been paid at December 31, 2023. Brokerage commissions of $4,993 were unpaid at December 31, 2023 and are reported as a liability on the Statements of Financial Condition.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of the Fund’s General Shares and Shares as of January 31, 2024 as known by management.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	Invesco Capital Management LLC 3500 Lacey Road, Suite 700 Downers Grove, Illinois 60515	40	100%
Shares	Invesco Ltd. 1555 Peachtree Street NE, Suite 1800 Atlanta, GA 30309	350,100	7.96%
	Directors and Officers of Invesco Capital Management LLC as a group	—	Less than 0.01%

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See Item 11.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP, the Fund’s independent registered public accounting firm for the years ended December 31, 2023 and 2022.

	Fiscal Years Ended December 31,
	2023	2022
Audit Fees	$85,510	$81,410
Audit-Related Fees	—	—
Tax Fees (1)	117,840	65,780
All Other Fees	—	—
Total	$203,350	$147,190

(1)
Tax Fees for fiscal years ended December 31, 2023 and 2022 include fees billed for preparing tax forms.

Approval of Independent Registered Public Accounting Firm Services and Fees

The Managing Owner approved all of the services provided by PricewaterhouseCoopers LLP to the Fund described above. The Managing Owner pre-approved all audit and allowed non-audit services of the Fund’s independent registered public accounting firm, including all engagement fees and terms.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

See financial statements commencing on page 36 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [1]

4.1.1	Amendment No. 1 to the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [2]

4.1.2	Amendment No. 2 to the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [3]

4.2	Form of Participant Agreement [4]

4.2.1	Amendment to Form of Participant Agreement[4]

4.3	Description of Common Units of Beneficial Interest[5]

10.1	Form of Customer Agreement [6]

10.2	Form of Administration Agreement [7]

10.3	Form of Global Custody Agreement [7]

10.4	Form of Transfer Agency and Service Agreement [8]

10.5	Distribution Services Agreement [9]

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

97	Policy Relating to Recovery of Erroneously Awarded Compensation

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Energy Fund— December 31, 2023 and December 31, 2022, (ii) the Schedule of Investments of Invesco DB Energy Fund—December 31, 2023, (iii) the Schedule of Investments of Invesco DB Energy Fund— December 31, 2022, (iv) the Statements of Income and Expenses of Invesco DB Energy Fund— Years Ended December 31, 2023, 2022 and 2021, (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Energy Fund— Year Ended December 31, 2023, (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Energy Fund— Year Ended December 31, 2022, (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Energy Fund— Year Ended December 31, 2021, (viii) the Statements of Cash Flows of Invesco DB Energy Fund—Years Ended December 31, 2023, 2022 and 2021, and (ix) Notes to Financial Statements of Invesco DB Energy Fund.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL

1.
Previously filed as an exhibit to Form 8-K on February 25, 2015 and incorporated herein by reference.
2.
Previously filed as an exhibit to Form 8-K on June 20, 2016 and incorporated herein by reference.
3.
Previously filed as an exhibit to Form 8-K on June 4, 2018 and incorporated herein by reference.
4.
Previously filed as an exhibit to Form 10-Q on November 6, 2020 and incorporated herein by reference.
5.
Previously filed as an exhibit to Form 10-K on February 28, 2020 and incorporated herein by reference.
6.
Previously filed as an exhibit to Form 8-K on February 26, 2015 and incorporated herein by reference.
7.
Previously filed as an exhibit to Form 8-K on October 1, 2019 and incorporated herein by reference.
8.
Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 on December 14, 2006 and incorporated herein by reference.
9.
Previously filed as an exhibit to Form 8-K on May 19, 2020 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Energy Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: February 22, 2024		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: February 22, 2024		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity*	Date

/s/ JORDAN KRUGMAN Jordan Krugman	Manager	February 22, 2024

/s/ JOHN ZERR John Zerr	Manager	February 22, 2024

* The registrant is a trust and the persons are signing in their capacities as officers or directors of Invesco Capital Management LLC, the Managing Owner of the registrant.