Form 10-Q
period 2024-06-30
Invesco DB Energy Fund; Invesco DB Multi-Sector Commodity Trust
filed 2024-08-07
CIK 1383062, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of outstanding Shares as of June 30, 2024 : 3,550,000

INVESCO DB ENERGY FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Energy Fund

Statements of Financial Condition

June 30, 2024 and December 31, 2023

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
United States Treasury Obligations, at value (cost $35,500,875 and $44,170,237, respectively)	$35,502,438	$44,203,283
Affiliated investments, at value (cost $38,844,885 and $30,452,470, respectively)	38,853,986	30,474,423
Receivable for:
Dividends from affiliates	125,692	192,966
Total assets	$74,482,116	$74,870,672

Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$342,842	$291,487
Payable for:
Distributions	—	630,496
Management fees	43,393	54,829
Brokerage commissions and fees	4,999	4,993
Total liabilities	391,234	981,805
Commitments and Contingencies (Note 10)

Equity
Shareholder's equity—General Shares	835	768
Shareholders' equity—Shares	74,090,047	73,888,099
Total shareholders' equity	74,090,882	73,888,867
Total liabilities and equity	$74,482,116	$74,870,672

General Shares outstanding	40	40
Shares outstanding	3,550,000	3,850,000
Net asset value per share	$20.87	$19.19
Market value per share	$20.89	$19.19

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Schedule of Investments

June 30, 2024

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 5.250% due September 5, 2024(b)	32.08%	$23,770,908	$24,000,000
U.S. Treasury Bills, 5.155% due December 5, 2024	15.84	11,731,530	12,000,000
Total United States Treasury Obligations (cost $35,500,875)	47.92%	$35,502,438
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $10,031,643)(c)	13.55%	$10,040,744	95,200
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 5.25% (cost $28,813,242)(c)(d)	38.89	28,813,242	28,813,242
Total Affiliated Investments (cost $38,844,885)	52.44%	$38,853,986
Total Investments in Securities (cost $74,345,760)	100.36%	$74,356,424

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
(d)
The rate shown is the 7-day SEC standardized yield as of June 30, 2024.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
ICE-UK Brent Crude	215	December-2024	$17,593,450	$1,682,074	$1,682,074
NYMEX Natural Gas	144	April-2025	4,387,680	3,135	3,135
NYMEX NY Harbor ULSD	158	May-2025	16,480,506	277,994	277,994
NYMEX RBOB Gasoline	196	November-2024	17,992,682	1,785,813	1,785,813
NYMEX WTI Crude	225	December-2024	17,491,500	1,799,895	1,799,895
Total Commodity Futures Contracts				$5,548,911	$5,548,911

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

Invesco DB Energy Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Income
Interest Income	$470,391	$538,577	$868,747	$1,363,333
Dividends from Affiliates	632,166	452,955	1,380,471	832,335
Total Income	1,102,557	991,532	2,249,218	2,195,668
Expenses
Management Fees	157,872	152,790	320,822	360,510
Brokerage Commissions and Fees	3,040	3,730	3,847	6,709
Interest Expense	5,756	8,557	14,420	23,239
Total Expenses	166,668	165,077	339,089	390,458
Less: Waivers	(10,751)	(8,756)	(24,563)	(16,474)
Net Expenses	155,917	156,321	314,526	373,984
Net Investment Income (Loss)	946,640	835,211	1,934,692	1,821,684
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) from
United States Treasury Obligations	(6)	—	11,835	—
Commodity Futures Contracts	(3,509,410)	(11,228,268)	(3,579,064)	(16,847,880)
Net Realized Gain (Loss)	(3,509,416)	(11,228,268)	(3,567,229)	(16,847,880)
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	(843)	(18,792)	(31,483)	(20,668)
Affiliated Investments	—	(5,712)	(12,852)	12,376
Commodity Futures Contracts	2,118,046	7,249,264	7,964,917	754,234
Net Change in Unrealized Gain (Loss)	2,117,203	7,224,760	7,920,582	745,942
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(1,392,213)	(4,003,508)	4,353,353	(16,101,938)
Net Income (Loss)	$(445,573)	$(3,168,297)	$6,288,045	$(14,280,254)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund
Statement of Changes in Shareholders' Equity
For the Three Months Ended June 30, 2024
(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2024	40	$831	4,400,000	$91,390,951	$91,391,782
Purchases of Shares			—	—	—
Redemption of Shares			(850,000)	(16,855,327)	(16,855,327)
Net Increase (Decrease) due to Share Transactions			(850,000)	(16,855,327)	(16,855,327)
Net Income (Loss)
Net Investment Income (Loss)		12		946,628	946,640
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(38)		(3,509,378)	(3,509,416)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		30		2,117,173	2,117,203
Net Income (Loss)		4		(445,577)	(445,573)
Net Change in Shareholders' Equity	—	4	(850,000)	(17,300,904)	(17,300,900)
Balance at June 30, 2024	40	$835	3,550,000	$74,090,047	$74,090,882

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

Invesco DB Energy Fund
Statement of Changes in Shareholders' Equity

For the Six Months Ended June 30, 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$768	3,850,000	$73,888,099	$73,888,867
Purchases of Shares			800,000	15,616,181	15,616,181
Redemption of Shares			(1,100,000)	(21,702,211)	(21,702,211)
Net Increase (Decrease) due to Share Transactions			(300,000)	(6,086,030)	(6,086,030)
Net Income (Loss)
Net Investment Income (Loss)		21		1,934,671	1,934,692
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(38)		(3,567,191)	(3,567,229)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		84		7,920,498	7,920,582
Net Income (Loss)		67		6,287,978	6,288,045
Net Change in Shareholders' Equity	—	67	(300,000)	201,948	202,015
Balance at June 30, 2024	40	$835	3,550,000	$74,090,047	$74,090,882

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

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements

Invesco DB Energy Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net Income (Loss)	$6,288,045	$(14,280,254)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(35,067,856)	(79,002,665)
Proceeds from securities sold and matured	44,608,039	155,000,000
Cost of affiliated investments purchased	(76,902,853)	(148,859,143)
Proceeds from affiliated investments sold	68,510,438	149,804,501
Net accretion of discount on United States Treasury Obligations	(858,986)	(1,344,910)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	(11,835)	—
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	44,335	8,292
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	51,355	2,158,801
Dividends from affiliates	67,274	9,630
Management fees	(11,436)	(56,153)
Brokerage commissions and fees	6	(60)
Net cash provided by (used in) operating activities	6,716,526	63,438,039
Cash flows from financing activities:
Distributions paid to shareholders	(630,496)	—
Proceeds from purchases of Shares	15,616,181	4,183,222
Redemption of Shares	(21,702,211)	(67,621,261)
Net cash provided by (used in) financing activities	(6,716,526)	(63,438,039)
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$14,420	$23,239

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Notes to Unaudited Financial Statements

June 30, 2024

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2024 and 2023. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 23, 2024.

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

No distributions were declared for the three and six months ended June 30, 2024 and 2023.

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

G. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2024 and 2023, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $6.00 and $6.00 per round-turn trade during the three and six months ended June 30, 2024, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $6.00 and $6.00 per round-turn trade during the three and six months ended June 30, 2023, respectively.

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

The Managing Owner waived fees of $10,751 and $24,563 for the three and six months ended June 30, 2024, respectively. The Managing Owner waived fees of $8,756 and $16,474 for the three and six months ended June 30, 2023, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of June 30, 2024 and December 31, 2023. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of June 30, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$35,502,438	$—	$35,502,438
Exchange-Traded Fund	10,040,744	—	—	10,040,744
Money Market Mutual Fund	28,813,242	—	—	28,813,242
Total Investments in Securities	38,853,986	35,502,438	—	74,356,424
Other Investments - Assets (a)
Commodity Futures Contracts	5,548,911	—	—	5,548,911
Total Investments	$44,402,897	$35,502,438	$—	$79,905,335

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$44,203,283	$—	$44,203,283
Exchange-Traded Fund	10,053,596	—	—	10,053,596
Money Market Mutual Fund	20,420,827	—	—	20,420,827
Total Investments in Securities	30,474,423	44,203,283	—	74,677,706
Other Investments - Assets (a)
Commodity Futures Contracts	217,519	—	—	217,519
Other Investments - Liabilities (a)
Commodity Futures Contracts	(2,633,525)	—	—	(2,633,525)
Total Other Investments	(2,416,006)	—	—	(2,416,006)
Total Investments	$28,058,417	$44,203,283	$—	$72,261,700

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2024		December 31, 2023
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$5,548,911	$—	$217,519	$(2,633,525)

(a) Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the June 30, 2024 and December 31, 2023 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2024	2023
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(3,509,410)	$(11,228,268)
	Net Change in Unrealized Gain (Loss)	2,118,046	7,249,264
Total		$(1,391,364)	$(3,979,004)

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2024	2023
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(3,579,064)	$(16,847,880)
	Net Change in Unrealized Gain (Loss)	7,964,917	754,234
Total		$4,385,853	$(16,093,646)

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Average Notional Value	$84,929,865	$82,220,215	$84,199,438	$99,301,332

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2024.

	Value 03/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$10,040,744	$—	$—	$—	$—	$10,040,744	$125,017
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	44,716,631	19,824,646	(35,728,035)	—	—	28,813,242	507,149
Total	$54,757,375	$19,824,646	$(35,728,035)	$—	$—	$38,853,986	$632,166

	Value 12/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$10,053,596	$—	$—	$(12,852)	$—	$10,040,744	$254,149
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	20,420,827	76,902,853	(68,510,438)	—	—	28,813,242	1,126,322
Total	$30,474,423	$76,902,853	$(68,510,438)	$(12,852)	$—	$38,853,986	$1,380,471

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2023.

	Value 03/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2023	Dividend Income
Invesco Short Term Treasury ETF	$10,046,456	$—	$—	$(5,712)	$—	$10,040,744	$110,112
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	33,138,150	71,851,085	(69,490,260)	—	—	35,498,975	342,843
Total	$43,184,606	$71,851,085	$(69,490,260)	$(5,712)	$—	$45,539,719	$452,955

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2023	Dividend Income
Invesco Short Term Treasury ETF	$10,028,368	$—	$—	$12,376	$—	$10,040,744	$206,561
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	36,444,333	148,859,143	(149,804,501)	—	—	35,498,975	625,774
Total	$46,472,701	$148,859,143	$(149,804,501)	$12,376	$—	$45,539,719	$832,335

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2024 and 2023. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Asset Value
Net asset value per Share, beginning of period	$20.77	$20.58	$19.19	$22.65
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	(0.13)	(0.96)	1.22	(3.22)
Net investment income (loss) (b)	0.23	0.20	0.46	0.39
Net income (loss)	0.10	(0.76)	1.68	(2.83)
Net asset value per Share, end of period	$20.87	$19.82	$20.87	$19.82
Market value per Share, beginning of period (c)	$20.71	$20.55	$19.19	$22.65
Market value per Share, end of period (c)	$20.89	$19.80	$20.89	$19.80

Ratio to average Net Assets (d)
Net investment income (loss)	4.50%	4.10%	4.52%	3.81%
Expenses, after waivers	0.74%	0.77%	0.74%	0.78%
Expenses, prior to waivers	0.79%	0.81%	0.79%	0.82%
Total Return, at net asset value (e)	0.48%	(3.69)%	8.75%	(12.49)%
Total Return, at market value (e)	0.87%	(3.65)%	8.86%	(12.58)%

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of June 30, 2024:

Index Commodity	Fund Weight (%)
Brent Crude Oil	23.80%
Light Sweet Crude Oil	23.64
Natural Gas	5.92
RBOB Gasoline	24.33
Ultra-Low Sulphur Diesel	22.31
Closing Level as of June 30, 2024:	100.00%

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

As of the date of this Report, each of ABN AMRO Clearing Chicago LLC, Bank of America Securities, BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jane Street Capital LLC, Jefferies LLC, JP Morgan Securities Inc., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, Virtu Americas LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $6.7 million and $63.4 million for the six months ended June 30, 2024 and 2023, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2024, $35.1 million was paid to purchase United States Treasury Obligations and $44.6 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2023, $79.0 million was paid to purchase United States Treasury Obligations and $155.0 million was received from sales and maturing United States Treasury Obligations. $68.5 million was received from sales of affiliated investments and $76.9 million was paid to purchase affiliated investments during the six months ended June 30, 2024. $149.8 million was received from sales of affiliated investments and $148.9 million was paid to purchase affiliated investments during the six months ended June 30, 2023.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(6.7) million and $(63.4) million during the six months ended June 30, 2024 and 2023, respectively. This included $15.6 million and $4.2 million from Shares purchased by Authorized Participants and $21.7 million and $67.6 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, distributions paid to Shareholders were $0.6 million. No distributions were paid to Shareholders during the six months ended June 30, 2023.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

COMPARISON OF MARKET, NAV AND DBIQ OPT YIELD ENERGY INDEX ER FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

DBE - For the Three Months Ended June 30, 2024
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Percentage Change
3/31/2024
6/30/2024
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
Market
DBIQ Opt Yield Energy Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR

NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBE - For the Six Months Ended June 30, 2024
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
Percentage Change
12/31/2023
6/30/2024
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
Market
DBIQ Opt Yield Energy Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR

NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and six months ended June 30, 2024 and 2023. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2024 and 2023” below provides an overview of the changes in the closing levels of the DBIQ-OY Energy TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Energy TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2024 and 2023

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY ENERGY TR™
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2024	2023	2024	2023
DB Brent Crude Oil Indices	2.09%	(2.29)%	12.97%	(5.52)%
DB Light Sweet Crude Oil Indices	2.08	(2.73)	14.15	(6.31)
DB Natural Gas Indices	4.41	(0.88)	(21.23)	(43.46)
DB RBOB Gasoline Indices	0.90	(2.15)	13.68	(4.54)
DB Ultra-Low Sulphur Diesel Indices	(3.18)	(7.42)	7.08	(18.39)
AGGREGATE RETURNS	0.69%	(3.45)%	9.25%	(12.05)%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2024 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2023

Fund Share Price Performance

For the three months ended June 30, 2024, the NYSE Arca market value of each Share increased from $20.71 per Share to $20.89 per Share. The Share price low and high for the three months ended June 30, 2024 and related change from the Share price on March 31, 2024 was as follows: Shares traded at a low of $19.37 per Share (-6.47%) on June 4, 2024, and a high of $21.52 per Share (+3.89%) on April 12, 2024. The total return for the Fund on a market value basis was +0.87%.

Energy commodities generally moved lower in the second quarter of 2024, though natural gas was the surprising exception with front month prices rebounding sharply, up 48%. Warmer weather forecasts, falling US rig counts and strong overall liquified natural gas (LNG) demand sparked a round of short coverings. On the other hand, crude oil and refined products like gasoline and NY Harbor Ultra Low Sulfur Diesel (ULSD) all moved lower. While some of it was driven by broader risk off sentiment due to the repeated delays of Federal Reserve rate cut expectations, other drivers included fading geopolitical risk premium, US crude inventory builds due to unplanned refinery outages and unattractive refining margins, and OPEC announcing plans to gradually bring back barrels later this year.

For the three months ended June 30, 2023, the NYSE Arca market value of each Share decreased from $20.55 per Share to $19.80 per Share. The Share price low and high for the three months ended June 30, 2023 and related change from the Share price on March 31, 2023 was as follows: Shares traded at a low of $18.57 per Share (-9.64%) on May 3, 2023, and a high of $21.70 per Share (+5.60%) on April 12, 2023. The total return for the Fund on a market value basis was -3.65%.

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

Fund Share Net Asset Performance

For the three months ended June 30, 2024, the NAV of each Share increased from $20.77 per Share to $20.87 per Share. Rising commodity futures contract prices for Brent Crude Oil, Light Sweet Crude Oil, RBOB Gasoline and Natural Gas were partially offset by falling commodity futures contract prices for Ultra-Low Sulphur Diesel during the three months ended June 30, 2024, contributing to an overall 0.64% decrease in the level of the Index and to a 0.69% increase in the level of the DBIQ-OY Energy TR™. The total return for the Fund on a NAV basis was +0.48%.

Net income (loss) for the three months ended June 30, 2024 was $(0.4) million, primarily resulting from $1.1 million of income, net realized gain (loss) of $(3.5) million, net change in unrealized gain (loss) of $2.1 million and net operating expenses of $0.2 million.

For the three months ended June 30, 2023, the NAV of each Share decreased from $20.58 per Share to $19.82 per Share. Falling commodity futures contract prices for Brent Crude Oil, Light Sweet Crude Oil, Natural Gas, RBOB Gasoline and Ultra-Low Sulphur Diesel during the three months ended June 30, 2023, contributed to an overall 4.69% decrease in the level of the Index and to a 3.45% decrease in the level of the DBIQ-OY Energy TR™. The total return for the Fund on a NAV basis was -3.69%.

Net income (loss) for the three months ended June 30, 2023 was $(3.2) million, primarily resulting from $1.0 million of income, net realized gain (loss) of $(11.2) million, net change in unrealized gain (loss) of $7.2 million and net operating expenses of $0.2 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2024 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2023

Fund Share Price Performance

For the six months ended June 30, 2024, the NYSE Arca market value of each Share increased from $19.19 per Share to $20.89 per Share. The Share price low and high for the six months ended June 30, 2024 and related change from the Share price on December 31, 2023 was as follows: Shares traded at a low of $19.10 per Share (-0.47%) on January 2, 2024, and a high of $21.52 per Share (+12.12%) on April 12, 2024. The total return for the Fund on a market value basis was +8.86%.

Energy commodities performed positively in the first half of 2024, with the exception of natural gas. Crude oil prices gained as escalating tensions in the Middle East and Russia/Ukraine raised supply concerns; front month prices ended the first half of the year up around 15%. In addition to geopolitics, an improving macro backdrop amid a resilient US economy, and expected Federal Reserve easing also supported broader risk assets like energy. However, this tailwind eased in the second quarter as the Federal Reserve stuck to its higher for longer rhetoric amid sticky inflation, weighing down the entire energy complex. Gasoline also gained following repeated attacks on Russia’s refinery infrastructure and tightening US stockpiles ahead of the summer driving season. Natural gas was the laggard with front month prices dropping another 30% in the first quarter on ample inventories and warmer-than-usual weather. However, prices did make a strong comeback in May and the first half of June as forecasted heatwaves raised its demand outlook.

For the six months ended June 30, 2023, the NYSE Arca market value of each Share decreased from $22.65 per Share to $19.80 per Share. The Share price low and high for the six months ended June 30, 2023 and related change from the Share price on December 31, 2022 was as follows: Shares traded at a low of $18.57 per Share (-18.02%) on May 3, 2023, and a high of $23.08 per Share (+1.92%) on January 23, 2023. The total return for the Fund on a market value basis was -12.58%.

Energy commodities were down sharply in the first two quarters of 2023, with most of the underperformance coming from Ultra-Low Sulphur Diesel and natural gas. In the first quarter, US natural gas prices went into freefall (front month US NG prices were down nearly 50% for the quarter), pressured by persistently warm temperatures in both the US and Europe. While prices did recover in the second quarter on hotter-than-expected weather forecasts, it was still down over 35% year-to-date. Diesel prices fell in the first quarter with Europe boosting imports of Russian supplies ahead of the February 5th ban and the weakness continued into the second quarter of 2023, weighed down by the resulting supply overhang, leaving front month prices down over 25% year-to-date. Crude oil prices also plunged sharply as macro recession concerns remained top of mind and China’s recovery continued to fall short of earlier expectations. However, prices did recover significantly in June following the cooler-than-expected Consumer Price Index results raising bets that the Federal Reserve was near the end of its aggressive rate hike cycle.

Fund Share Net Asset Performance

For the six months ended June 30, 2024, the NAV of each Share increased from $19.19 per Share to $20.87 per Share. Rising commodity futures contract prices for Brent Crude Oil, Light Sweet Crude Oil, RBOB Gasoline and Ultra-Low Sulphur Diesel were partially offset by falling commodity futures contract prices for Natural Gas during the six months ended June 30, 2024, contributing to an overall 6.38% increase in the level of the Index and to a 9.25% increase in the level of the DBIQ-OY Energy TR™. The total return for the Fund on a NAV basis was +8.75%.

Net income (loss) for the six months ended June 30, 2024 was $6.3 million, primarily resulting from $2.2 million of income, net realized gain (loss) of $(3.6) million, net change in unrealized gain (loss) of $7.9 million and net operating expenses of $0.3 million.

For the six months ended June 30, 2023, the NAV of each Share decreased from $22.65 per Share to $19.82 per Share. Falling commodity futures contract prices for Brent Crude Oil, Light Sweet Crude Oil, Natural Gas, RBOB Gasoline and Ultra-Low Sulphur Diesel during the six months ended June 30, 2023, contributed to an overall 14.19% decrease in the level of the Index and to a 12.05% decrease in the level of the DBIQ-OY Energy TR™. The total return for the Fund on a NAV basis was -12.49%.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2024.

				For the Six Months Ended
				June 30, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Energy Fund	$74,090,882	1.07%	$1,854,160	5

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2023.

				For the Year Ended,
				December 31, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Energy Fund	$73,888,867	1.36%	$2,335,527	24

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

The following were the primary trading risk exposures of the Fund as of June 30, 2024 by Index Commodity.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its Shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended June 30, 2024 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2024 to April 30, 2024	100,000	$21.49
May 1, 2024 to May 31, 2024	50,000	20.17
June 1, 2024 to June 30, 2024	700,000	19.57
Total	850,000	$19.83

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Energy Fund – June 30, 2024 and December 31, 2023 (Unaudited), (ii) the Schedule of Investments of Invesco DB Energy Fund – June 30, 2024 (Unaudited), (iii) the Schedule of Investments of Invesco DB Energy Fund – December 31, 2023 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Energy Fund – For the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Three Months Ended June 30, 2024 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Three Months Ended June 30, 2023 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Six Months Ended June 30, 2024 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Six Months Ended June 30, 2023 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Energy Fund – For the Six Months Ended June 30, 2024 and 2023 (Unaudited) and (x) Notes to Unaudited Financial Statements of Invesco DB Energy Fund – June 30, 2024.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Energy Fund

By: Invesco Capital Management LLC,
its Managing Owner

Dated: August 6, 2024	By:	/s/ BRIAN HARTIGAN
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: August 6, 2024	By:	/s/ KELLI GALLEGOS
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools