Form 10-Q
period 2024-09-30
Invesco DB Energy Fund; Invesco DB Multi-Sector Commodity Trust
filed 2024-11-07
CIK 1383062, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of outstanding Shares as of September 30, 2024 : 2,700,000

INVESCO DB ENERGY FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Energy Fund

Statements of Financial Condition

September 30, 2024 and December 31, 2023

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
United States Treasury Obligations, at value (cost $31,482,484 and $44,170,237, respectively)	$31,527,843	$44,203,283
Affiliated investments, at value (cost $18,378,400 and $30,452,470, respectively)	18,378,400	30,474,423
Other investments:
Variation margin receivable - Commodity Futures Contracts	157,092	—
Receivable for:
Dividends from affiliates	82,298	192,966
Total assets	$50,145,633	$74,870,672

Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	—	$291,487
Payable for:
Distributions	—	630,496
Management fees	30,396	54,829
Brokerage commissions and fees	4,997	4,993
Total liabilities	35,393	981,805
Commitments and Contingencies (Note 10)

Equity
Shareholder's equity—General Shares	742	768
Shareholders' equity—Shares	50,109,498	73,888,099
Total shareholders' equity	50,110,240	73,888,867
Total liabilities and equity	$50,145,633	$74,870,672

General Shares outstanding	40	40
Shares outstanding	2,700,000	3,850,000
Net asset value per share	$18.56	$19.19
Market value per share	$18.58	$19.19

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Schedule of Investments

September 30, 2024

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 4.970% due December 5, 2024(b)	23.75%	$11,902,243	$12,000,000
U.S. Treasury Bills, 4.645% due March 6, 2025	39.16	19,625,600	20,000,000
Total United States Treasury Obligations (cost $31,482,484)	62.91%	$31,527,843
Affiliated Investments			Shares
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 4.85% (cost $18,378,400)(c)(d)	36.68	18,378,400	18,378,400
Total Investments in Securities (cost $49,860,884)	99.59%	$49,906,243

(a)
Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)
United States Treasury Obligations of $11,901,600 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)
The rate shown is the 7-day SEC standardized yield as of September 30, 2024.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
ICE-UK Brent Crude	166	December-2024	$11,832,480	$(514,453)	$(514,453)
NYMEX Natural Gas	111	April-2025	3,397,710	27,396	27,396
NYMEX NY Harbor ULSD	122	May-2025	11,088,336	(1,446,917)	(1,446,917)
NYMEX RBOB Gasoline	151	November-2024	12,089,120	(462,214)	(462,214)
NYMEX WTI Crude	173	December-2024	11,677,500	(457,131)	(457,131)
Total Commodity Futures Contracts				$(2,853,319)	$(2,853,319)

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

Invesco DB Energy Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Income
Interest Income	$454,680	$413,402	$1,323,427	$1,776,735
Dividends from Affiliates	297,180	761,205	1,677,651	1,593,540
Total Income	751,860	1,174,607	3,001,078	3,370,275
Expenses
Management Fees	110,965	167,056	431,787	527,566
Brokerage Commissions and Fees	623	349	4,470	7,058
Interest Expense	7,559	4,615	21,979	27,854
Total Expenses	119,147	172,020	458,236	562,478
Less: Waivers	(5,410)	(14,190)	(29,973)	(30,664)
Net Expenses	113,737	157,830	428,263	531,814
Net Investment Income (Loss)	638,123	1,016,777	2,572,815	2,838,461
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) from
United States Treasury Obligations	—	—	11,835	—
Affiliated Investments	34,620	—	34,620	—
Commodity Futures Contracts	900,840	76,190	(2,678,224)	(16,771,690)
Net Realized Gain (Loss)	935,460	76,190	(2,631,769)	(16,771,690)
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	43,796	(9,089)	12,313	(29,757)
Affiliated Investments	(9,101)	2,856	(21,953)	15,232
Commodity Futures Contracts	(8,402,230)	12,769,285	(437,313)	13,523,519
Net Change in Unrealized Gain (Loss)	(8,367,535)	12,763,052	(446,953)	13,508,994
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(7,432,075)	12,839,242	(3,078,722)	(3,262,696)
Net Income (Loss)	$(6,793,952)	$13,856,019	$(505,907)	$(424,235)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund
Statements of Changes in Shareholders' Equity
For the Three Months Ended September 30, 2024 and 2023
(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2024	40	$835	3,550,000	$74,090,047	$74,090,882
Purchases of Shares			50,000	1,043,829	1,043,829
Redemption of Shares			(900,000)	(18,230,519)	(18,230,519)
Net Increase (Decrease) due to Share Transactions			(850,000)	(17,186,690)	(17,186,690)
Net Income (Loss)
Net Investment Income (Loss)		111		638,012	638,123
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(97)		935,557	935,460
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(107)		(8,367,428)	(8,367,535)
Net Income (Loss)		(93)		(6,793,859)	(6,793,952)
Net Change in Shareholders' Equity	—	(93)	(850,000)	(23,980,549)	(23,980,642)
Balance at September 30, 2024	40	$742	2,700,000	$50,109,498	$50,110,240

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2023	40	$793	3,750,000	$74,308,104	$74,308,897
Purchases of Shares			350,000	7,671,196	7,671,196
Redemption of Shares			(50,000)	(1,192,707)	(1,192,707)
Net Increase (Decrease) due to Share Transactions			300,000	6,478,489	6,478,489
Net Income (Loss)
Net Investment Income (Loss)		(208)		1,016,985	1,016,777
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		1,279		74,911	76,190
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(929)		12,763,981	12,763,052
Net Income (Loss)		142		13,855,877	13,856,019
Net Change in Shareholders' Equity	—	142	300,000	20,334,366	20,334,508
Balance at September 30, 2023	40	$935	4,050,000	$94,642,470	$94,643,405

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund
Statements of Changes in Shareholders' Equity

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$768	3,850,000	$73,888,099	$73,888,867
Purchases of Shares			850,000	16,660,010	16,660,010
Redemption of Shares			(2,000,000)	(39,932,730)	(39,932,730)
Net Increase (Decrease) due to Share Transactions			(1,150,000)	(23,272,720)	(23,272,720)
Net Income (Loss)
Net Investment Income (Loss)		132		2,572,683	2,572,815
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(135)		(2,631,634)	(2,631,769)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(23)		(446,930)	(446,953)
Net Income (Loss)		(26)		(505,881)	(505,907)
Net Change in Shareholders' Equity	—	(26)	(1,150,000)	(23,778,601)	(23,778,627)
Balance at September 30, 2024	40	$742	2,700,000	$50,109,498	$50,110,240

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2022	40	$906	6,800,000	$154,008,030	$154,008,936
Purchases of Shares			550,000	11,854,418	11,854,418
Redemption of Shares			(3,300,000)	(70,795,714)	(70,795,714)
Net Increase (Decrease) due to Share Transactions			(2,750,000)	(58,941,296)	(58,941,296)
Net Income (Loss)
Net Investment Income (Loss)		(194)		2,838,655	2,838,461
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		1,146		(16,772,836)	(16,771,690)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(923)		13,509,917	13,508,994
Net Income (Loss)		29		(424,264)	(424,235)
Net Change in Shareholders' Equity	—	29	(2,750,000)	(59,365,560)	(59,365,531)
Balance at September 30, 2023	40	$935	4,050,000	$94,642,470	$94,643,405

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net Income (Loss)	$(505,907)	$(424,235)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(54,598,196)	(108,399,221)
Proceeds from securities sold and matured	68,608,039	185,000,000
Cost of affiliated investments purchased	(107,366,766)	(185,702,266)
Proceeds from affiliated investments sold	119,475,456	166,063,632
Net accretion of discount on United States Treasury Obligations	(1,310,255)	(1,746,085)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	(46,455)	—
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	9,640	14,525
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	(448,579)	4,272,961
Dividends from affiliates	110,668	(92,735)
Management fees	(24,433)	(45,285)
Brokerage commissions and fees	4	5
Net cash provided by (used in) operating activities	23,903,216	58,941,296
Cash flows from financing activities:
Distributions paid to shareholders	(630,496)	—
Proceeds from purchases of Shares	16,660,010	11,854,418
Redemption of Shares	(39,932,730)	(70,795,714)
Net cash provided by (used in) financing activities	(23,903,216)	(58,941,296)
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$21,979	$27,854

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Notes to Unaudited Financial Statements

September 30, 2024

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2024 and 2023. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 23, 2024.

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

No distributions were declared for the three and nine months ended September 30, 2024 and 2023.

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

G. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2024 and 2023, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $6.00 and $6.00 per round-turn trade during the three and nine months ended September 30, 2024, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $6.00 and $6.00 per round-turn trade during the three and nine months ended September 30, 2023, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2021.

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

The Managing Owner waived fees of $5,410 and $29,973 for the three and nine months ended September 30, 2024, respectively. The Managing Owner waived fees of $14,190 and $30,664 for the three and nine months ended September 30, 2023, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of September 30, 2024 and December 31, 2023. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of September 30, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$31,527,843	$—	$31,527,843
Exchange-Traded Fund	—	—	—	—
Money Market Mutual Fund	18,378,400	—	—	18,378,400
Total Investments in Securities	18,378,400	31,527,843	—	49,906,243
Other Investments - Assets (a)
Commodity Futures Contracts	27,396	—	—	27,396
Other Investments - Liabilities (a)
Commodity Futures Contracts	(2,880,715)	—	—	(2,880,715)
Total Other Investments	(2,853,319)	—	—	(2,853,319)
Total Investments	$15,525,081	$31,527,843	$—	$47,052,924

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$44,203,283	$—	$44,203,283
Exchange-Traded Fund	10,053,596	—	—	10,053,596
Money Market Mutual Fund	20,420,827	—	—	20,420,827
Total Investments in Securities	30,474,423	44,203,283	—	74,677,706
Other Investments - Assets (a)
Commodity Futures Contracts	217,519	—	—	217,519
Other Investments - Liabilities (a)
Commodity Futures Contracts	(2,633,525)	—	—	(2,633,525)
Total Other Investments	(2,416,006)	—	—	(2,416,006)
Total Investments	$28,058,417	$44,203,283	$—	$72,261,700

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2024		December 31, 2023
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$27,396	$(2,880,715)	$217,519	$(2,633,525)

(a) Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2024 and December 31, 2023 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2024	2023
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$900,840	$76,190
	Net Change in Unrealized Gain (Loss)	(8,402,230)	12,769,285
Total		$(7,501,390)	$12,845,475

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2024	2023
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(2,678,224)	$(16,771,690)
	Net Change in Unrealized Gain (Loss)	(437,313)	13,523,519
Total		$(3,115,537)	$(3,248,171)

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Average Notional Value	$59,465,658	$86,285,674	$75,331,288	$96,592,367

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2024.

	Value 06/30/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$10,040,744	$—	$(10,066,263)	$(9,101)	$34,620	$—	$43,551
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	28,813,242	30,463,913	(40,898,755)	—	—	18,378,400	253,629
Total	$38,853,986	$30,463,913	$(50,965,018)	$(9,101)	$34,620	$18,378,400	$297,180

	Value 12/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$10,053,596	$—	$(10,066,263)	$(21,953)	$34,620	$—	$297,700
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	20,420,827	107,366,766	(109,409,193)	—	—	18,378,400	1,379,951
Total	$30,474,423	$107,366,766	$(119,475,456)	$(21,953)	$34,620	$18,378,400	$1,677,651

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2023.

	Value 06/30/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2023	Dividend Income
Invesco Short Term Treasury ETF	$10,040,744	$—	$—	$2,856	$—	$10,043,600	$124,423
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	35,498,975	36,843,123	(16,259,131)	—	—	56,082,967	636,782
Total	$45,539,719	$36,843,123	$(16,259,131)	$2,856	$—	$66,126,567	$761,205

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2023	Dividend Income
Invesco Short Term Treasury ETF	$10,028,368	$—	$—	$15,232	$—	$10,043,600	$330,984
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	36,444,333	185,702,266	(166,063,632)	—	—	56,082,967	1,262,556
Total	$46,472,701	$185,702,266	$(166,063,632)	$15,232	$—	$66,126,567	$1,593,540

Note 9 - Share Purchases and Redemptions

(a) Purchases

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Creation Units. Each Creation Unit consists of a block of 50,000 Shares. For purposes of processing both creation and redemption orders, a “business day” means any day other than a day when banks in New York City are required or permitted to be closed. Creation orders must be placed by 10:00 a.m., Eastern Time. The day on which the Transfer Agent receives a valid creation order is the creation order date. The day on which a creation order is settled is the creation order settlement date. Cash settlement occurs at the creation order settlement date. As provided below, the creation order settlement date may occur up to one business day after the creation order date. By placing a creation order, and prior to delivery of such Creation Units, an Authorized Participant’s Depository Trust Company (“DTC”) account is charged the non-refundable transaction fee due for the creation order.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, Creation Units are issued on the creation order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the creation order date at the applicable NAV per Share as of the closing time of the NYSE Arca or the last to close of the exchanges on which its futures contracts are traded, whichever is later, on the creation order date, but only if the required payment has been timely received. Upon submission of a creation order, the Authorized Participant may request the Managing Owner to agree to a creation order settlement date up to one business day after the creation order date.

(b) Redemptions

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Creation Units. Redemption orders must be placed by 10:00 a.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. Cash settlement occurs at the redemption order settlement date. As provided below, the redemption order settlement date may occur up to one business day after the redemption order date. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 50,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Creation Units to be redeemed through DTC’s book-entry system to the Fund no later than the redemption order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to one business day after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2024 and 2023. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net Asset Value
Net asset value per Share, beginning of period	$20.87	$19.82	$19.19	$22.65
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	(2.52)	3.29	(1.30)	0.08
Net investment income (loss) (b)	0.21	0.26	0.67	0.64
Net income (loss)	(2.31)	3.55	(0.63)	0.72
Net asset value per Share, end of period	$18.56	$23.37	$18.56	$23.37
Market value per Share, beginning of period (c)	$20.89	$19.80	$19.19	$22.65
Market value per Share, end of period (c)	$18.58	$23.42	$18.58	$23.42

Ratio to average Net Assets (d)
Net investment income (loss)	4.31%	4.55%	4.47%	4.04%
Expenses, after waivers	0.77%	0.71%	0.74%	0.76%
Expenses, prior to waivers	0.81%	0.77%	0.80%	0.80%
Total Return, at net asset value (e)	(11.07)%	17.91%	(3.28)%	3.18%
Total Return, at market value (e)	(11.06)%	18.28%	(3.18)%	3.40%

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of September 30, 2024:

Index Commodity	Fund Weight (%)
Brent Crude Oil	23.59%
Light Sweet Crude Oil	23.37
Natural Gas	6.77
RBOB Gasoline	24.15
Ultra-Low Sulphur Diesel	22.12
Closing Level as of September 30, 2024:	100.00%

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

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more blocks of 50,000 Shares (“Creation Units”). Redemption orders must be placed by 10:00 a.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. As provided below, the redemption order settlement date may occur up to one business day after the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 50,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Creation Units to be redeemed through DTC’s book-entry system to the Fund no later than the redemption order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to one business day after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $23.9 million and $58.9 million for the nine months ended September 30, 2024 and 2023, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2024, $54.6 million was paid to purchase United States Treasury Obligations and $68.6 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2023, $108.4 million was paid to purchase United States Treasury Obligations and $185.0 million was received from sales and maturing United States Treasury Obligations. $119.5 million was received from sales of affiliated investments and $107.4 million was paid to purchase affiliated investments during the nine months ended September 30, 2024. $166.1 million was received from sales of affiliated investments and $185.7 million was paid to purchase affiliated investments during the nine months ended September 30, 2023.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(23.9) million and $(58.9) million during the nine months ended September 30, 2024 and 2023, respectively. This included $16.7 million and $11.9 million from Shares purchased by Authorized Participants and $39.9 million and $70.8 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, distributions paid to Shareholders were $0.6 million. No distributions were paid to Shareholders during the nine months ended September 30, 2023.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

COMPARISON OF MARKET, NAV AND DBIQ OPT YIELD ENERGY INDEX ER FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

DBE - For the Three Months Ended September 30, 2024
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Percentage Change
6/30/2024
9/30/2024
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
Market
DBIQ Opt Yield Energy Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR

NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBE - For Nine Months Ended September 30, 2024
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Percentage Change
12/31/2023
9/30/2024
Date
NAV
Market
DBIQ Opt Yield Energy Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR

NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and nine months ended September 30, 2024 and 2023. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2024 and 2023” below provides an overview of the changes in the closing levels of the DBIQ-OY Energy TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Energy TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity

Returns for the Three and Nine Months Ended September 30, 2024 and 2023

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY ENERGY TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2024	2023	2024	2023
DB Brent Crude Oil Indices	(11.74)%	20.96%	(0.29)%	14.29%
DB Light Sweet Crude Oil Indices	(12.02)	25.58	0.43	17.65
DB Natural Gas Indices	1.79	(3.48)	(19.82)	(45.43)
DB RBOB Gasoline Indices	(11.63)	12.25	0.46	7.16
DB Ultra-Low Sulphur Diesel Indices	(11.71)	19.85	(5.46)	(2.19)
AGGREGATE RETURNS	(10.97)%	18.21%	(2.73)%	3.97%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2023

Fund Share Price Performance

For the three months ended September 30, 2024, the NYSE Arca market value of each Share decreased from $20.89 per Share to $18.58 per Share. The Share price low and high for the three months ended September 30, 2024 and related change from the Share price on June 30, 2024 was as follows: Shares traded at a low of $17.79 per Share (-14.84%) on September 10, 2024, and a high of $21.32 per Share (+2.06%) on July 3, 2024. The total return for the Fund on a market value basis was -11.06%.

Energy commodities were pressured in the third quarter of 2024 with all commodities except natural gas posting losses. There were several bearish drivers including low refining margins decreasing demand for crude oil and expectations for a second Trump term as president who is seen as bearish for energy given his stated plans to increase domestic production. Bearish sentiment on China also fueled demand concerns amid expectations for a supply glut in 2025 and OPEC’s spare capacity overhang. Rising geopolitical tensions and the start of the Federal Reserve interest rate easing cycle, as well as the surprise stimulus from China in September did provide some support, but gains were short lived; the market remained in wait-and-see mode for any actual oil supply disruptions in the Middle East and follow through on Chinese stimulus measures. Natural gas, however, did gain on heightened geopolitical concerns in September, but also fluctuated throughout the quarter on changing weather forecasts.

For the three months ended September 30, 2023, the NYSE Arca market value of each Share increased from $19.80 per Share to $23.42 per Share. The Share price low and high for the three months ended September 30, 2023 and related change from the Share price on June 30, 2023 was as follows: Shares traded at a low of $19.65 per Share (-0.78%) on July 3, 2023, and a high of $24.26 per Share (+22.50%) on September 14, 2023. The total return for the Fund on a market value basis was +18.28%.

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

Fund Share Net Asset Performance

For the three months ended September 30, 2024, the NAV of each Share decreased from $20.87 per Share to $18.56 per Share. Falling commodity futures contract prices for Brent Crude Oil, Light Sweet Crude Oil, RBOB Gasoline and Ultra-Low Sulphur Diesel were partially offset by rising commodity futures contract prices Natural Gas during the three months ended September 30, 2024, contributing to an overall 12.14% decrease in the level of the Index and to a 10.97% decrease in the level of the DBIQ-OY Energy TR™. The total return for the Fund on a NAV basis was -11.07%.

Net income (loss) for the three months ended September 30, 2024 was $(6.8) million, primarily resulting from $0.8 million of income, net realized gain (loss) of $0.9 million, net change in unrealized gain (loss) of $(8.4) million and net operating expenses of $0.1 million.

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

Net income (loss) for the three months ended September 30, 2023 was $13.9 million, primarily resulting from $1.2 million of income, net realized gain (loss) of $0.1 million, net change in unrealized gain (loss) of $12.8 million and net operating expenses of $0.2 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2023

Fund Share Price Performance

For the nine months ended September 30, 2024, the NYSE Arca market value of each Share decreased from $19.19 per Share to $18.58 per Share. The Share price low and high for the nine months ended September 30, 2024 and related change from the Share price on December 31, 2023 was as follows: Shares traded at a low of $17.79 per Share (-7.32%) on September 10, 2024, and a high of $21.52 per Share (+12.12%) on April 12, 2024. The total return for the Fund on a market value basis was -3.18%.

Energy commodities performed negatively in the first three quarters of 2024, with the largest detractors being NY harbor ultra-low sulfur diesel (ULSD) and natural gas. Crude oil prices gained in the first quarter as escalating tensions in the Middle East and Russia/Ukraine raised supply concerns; front month prices ended the first half of the year up around 15%. However, prices were pressured in the third quarter by low refining margins decreasing crude demand, the bearish “Trump trade,” expectations for a supply glut in 2025, and the OPEC spare capacity overhang. While heightened geopolitical turmoil, the Federal Reserve's interest rate easing kickoff and the surprise China stimulus boosted overall sentiment in September, those gains were quickly returned as the market remained in wait-and-see mode. Natural gas was the laggard in the first quarter but made a strong comeback in May through mid-June and August through September as forecasted heatwaves and boiling tensions in the Middle East triggered a wave of short coverings.

For the nine months ended September 30, 2023, the NYSE Arca market value of each Share increased from $22.65 per Share to $23.42 per Share. The Share price low and high for the nine months ended September 30, 2023 and related change from the Share price on December 31, 2022 was as follows: Shares traded at a low of $18.57 per Share (-18.02%) on May 3, 2023, and a high of $24.26 per Share (+7.11%) on September 14, 2023. The total return for the Fund on a market value basis was +3.40%.

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

Fund Share Net Asset Performance

For the nine months ended September 30, 2024, the NAV of each Share decreased from $19.19 per Share to $18.56 per Share. Falling commodity futures contract prices for Brent Crude Oil, Natural Gas and Ultra-Low Sulphur Diesel were partially offset by rising commodity futures contract prices for Light Sweet Crude Oil and RBOB Gasoline during the nine months ended September 30, 2024, contributing to an overall 6.53% decrease in the level of the Index and to a 2.73% decrease in the level of the DBIQ-OY Energy TR™. The total return for the Fund on a NAV basis was -3.28%.

Net income (loss) for the nine months ended September 30, 2024 was $(0.5) million, primarily resulting from $3.0 million of income, net realized gain (loss) of $(2.6) million, net change in unrealized gain (loss) of $(0.4) million and net operating expenses of $0.4 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2024.

				For the Nine Months Ended
				September 30, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Energy Fund	$50,110,240	1.16%	$1,356,170	14

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2023.

				For the Year Ended,
				December 31, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Energy Fund	$73,888,867	1.36%	$2,335,527	24

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

The following were the primary trading risk exposures of the Fund as of September 30, 2024 by Index Commodity.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its Shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended September 30, 2024 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2024 to July 31, 2024	700,000	$20.61
August 1, 2024 to August 31, 2024	50,000	20.17
September 1, 2024 to September 30, 2024	150,000	18.65
Total	900,000	$20.26

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Energy Fund – September 30, 2024 and December 31, 2023 (Unaudited), (ii) the Schedule of Investments of Invesco DB Energy Fund – September 30, 2024 (Unaudited), (iii) the Schedule of Investments of Invesco DB Energy Fund – December 31, 2023 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Energy Fund – For the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Three Months Ended September 30, 2024 and 2023 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Nine Months Ended September 30, 2024 and 2023 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Energy Fund – For the Nine Months Ended September 30, 2024 and 2023 (Unaudited) and (viii) Notes to Unaudited Financial Statements of Invesco DB Energy Fund – September 30, 2024.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Energy Fund

By: Invesco Capital Management LLC,
its Managing Owner

Dated: November 6, 2024	By:	/s/ BRIAN HARTIGAN
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: November 6, 2024	By:	/s/ KELLI GALLEGOS
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools