Form 10-Q
period 2025-06-30
Invesco DB Energy Fund; Invesco DB Multi-Sector Commodity Trust
filed 2025-08-07
CIK 1383062, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of outstanding Shares as of June 30, 2025 : 2,800,000

INVESCO DB ENERGY FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Energy Fund

Statements of Financial Condition

June 30, 2025 and December 31, 2024

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
United States Treasury Obligations, at value (cost $– and $19,832,291, respectively)	$—	$19,853,708
Affiliated investments, at value (cost $42,723,627 and $26,514,962, respectively)	42,723,627	26,514,962
Other investments:
Variation margin receivable - Commodity Futures Contracts	—	136,953
Cash held by Custodian	—	648,140
Deposit with Commodity Broker	9,390,932	—
Receivable for:
Dividends from affiliates	140,603	103,938
Total assets	$52,255,162	$47,257,701

Liabilities
Payable for:
Management fees	$55,085	$28,760
Brokerage commissions and fees	4,814	5,001
Total liabilities	59,899	33,761
Commitments and Contingencies (Note 10)

Equity
Shareholder's equity—General Shares	746	741
Shareholders' equity—Shares	52,194,517	47,223,199
Total shareholders' equity	52,195,263	47,223,940
Total liabilities and equity	$52,255,162	$47,257,701

General Shares outstanding	40	40
Shares outstanding	2,800,000	2,550,000
Net asset value per share	$18.64	$18.52
Market value per share	$18.62	$18.56

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Schedule of Investments

June 30, 2025

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Shares
Affiliated Investments
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 4.26% (cost $42,723,627)(a)(b)	81.85%	42,723,627	42,723,627
Total Investments in Securities (cost $42,723,627)	81.85%	$42,723,627

(a)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(b)
The rate shown is the 7-day SEC standardized yield as of June 30, 2025.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(c)	Unrealized Appreciation (Depreciation)(c)
Long Futures Contracts
ICE-UK Brent Crude	166	July-2025	$11,078,840	$239,700	$239,700
NYMEX Natural Gas	192	April-2026	7,315,200	12,386	12,386
NYMEX NY Harbor ULSD	126	July-2025	12,046,179	872,105	872,105
NYMEX RBOB Gasoline	144	November-2025	10,960,186	(298,855)	(298,855)
NYMEX WTI Crude	174	October-2025	10,798,440	(246,015)	(246,015)
Total Commodity Futures Contracts				$579,321	$579,321

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

Invesco DB Energy Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Income
Interest Income	$74,889	$470,391	$248,093	$868,747
Dividends from Affiliates	436,492	632,166	818,779	1,380,471
Total Income	511,381	1,102,557	1,066,872	2,249,218
Expenses
Management Fees	91,873	157,872	190,631	320,822
Brokerage Commissions and Fees	5,017	3,040	9,243	3,847
Interest Expense	443	5,756	3,714	14,420
Total Expenses	97,333	166,668	203,588	339,089
Less: Waivers	(10,286)	(10,751)	(18,389)	(24,563)
Net Expenses	87,047	155,917	185,199	314,526
Net Investment Income (Loss)	424,334	946,640	881,673	1,934,692
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) from
United States Treasury Obligations	—	(6)	(4)	11,835
Commodity Futures Contracts	(422,809)	(3,509,410)	(907,794)	(3,579,064)
Net Realized Gain (Loss)	(422,809)	(3,509,416)	(907,798)	(3,567,229)
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	—	(843)	(21,417)	(31,483)
Affiliated Investments	—	—	—	(12,852)
Commodity Futures Contracts	(2,681,497)	2,118,046	56,240	7,964,917
Net Change in Unrealized Gain (Loss)	(2,681,497)	2,117,203	34,823	7,920,582
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(3,104,306)	(1,392,213)	(872,975)	4,353,353
Net Income (Loss)	$(2,679,972)	$(445,573)	$8,698	$6,288,045

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund
Statements of Changes in Shareholders' Equity
For the Three Months Ended June 30, 2025 and 2024
(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2025	40	$783	2,850,000	$55,814,150	$55,814,933
Purchases of Shares			450,000	8,322,448	8,322,448
Redemption of Shares			(500,000)	(9,262,146)	(9,262,146)
Net Increase (Decrease) due to Share Transactions			(50,000)	(939,698)	(939,698)
Net Income (Loss)
Net Investment Income (Loss)		500		423,834	424,334
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(514)		(422,295)	(422,809)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(23)		(2,681,474)	(2,681,497)
Net Income (Loss)		(37)		(2,679,935)	(2,679,972)
Net Change in Shareholders' Equity	—	(37)	(50,000)	(3,619,633)	(3,619,670)
Balance at June 30, 2025	40	$746	2,800,000	$52,194,517	$52,195,263

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2024	40	$831	4,400,000	$91,390,951	$91,391,782
Purchases of Shares			—	—	—
Redemption of Shares			(850,000)	(16,855,327)	(16,855,327)
Net Increase (Decrease) due to Share Transactions			(850,000)	(16,855,327)	(16,855,327)
Net Income (Loss)
Net Investment Income (Loss)		12		946,628	946,640
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(38)		(3,509,378)	(3,509,416)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		30		2,117,173	2,117,203
Net Income (Loss)		4		(445,577)	(445,573)
Net Change in Shareholders' Equity	—	4	(850,000)	(17,300,904)	(17,300,900)
Balance at June 30, 2024	40	$835	3,550,000	$74,090,047	$74,090,882

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund
Statements of Changes in Shareholders' Equity
For the Six Months Ended June 30, 2025 and 2024
(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2024	40	$741	2,550,000	$47,223,199	$47,223,940
Purchases of Shares			950,000	18,024,299	18,024,299
Redemption of Shares			(700,000)	(13,061,674)	(13,061,674)
Net Increase (Decrease) due to Share Transactions			250,000	4,962,625	4,962,625
Net Income (Loss)
Net Investment Income (Loss)		507		881,166	881,673
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(522)		(907,276)	(907,798)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		20		34,803	34,823
Net Income (Loss)		5		8,693	8,698
Net Change in Shareholders' Equity	—	5	250,000	4,971,318	4,971,323
Balance at June 30, 2025	40	$746	2,800,000	$52,194,517	$52,195,263

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$768	3,850,000	$73,888,099	$73,888,867
Purchases of Shares			800,000	15,616,181	15,616,181
Redemption of Shares			(1,100,000)	(21,702,211)	(21,702,211)
Net Increase (Decrease) due to Share Transactions			(300,000)	(6,086,030)	(6,086,030)
Net Income (Loss)
Net Investment Income (Loss)		21		1,934,671	1,934,692
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(38)		(3,567,191)	(3,567,229)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		84		7,920,498	7,920,582
Net Income (Loss)		67		6,287,978	6,288,045
Net Change in Shareholders' Equity	—	67	(300,000)	201,948	202,015
Balance at June 30, 2024	40	$835	3,550,000	$74,090,047	$74,090,882

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net Income (Loss)	$8,698	$6,288,045
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	—	(35,067,856)
Proceeds from securities sold and matured	19,999,996	44,608,039
Cost of affiliated investments purchased	(43,818,023)	(76,902,853)
Proceeds from affiliated investments sold	27,609,358	68,510,438
Net accretion of discount on United States Treasury Obligations	(167,709)	(858,986)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	4	(11,835)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	21,417	44,335
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	136,953	51,355
Dividends from affiliates	(36,665)	67,274
Management fees	26,325	(11,436)
Brokerage commissions and fees	(187)	6
Deposit with Commodity Broker	(9,390,932)	—
Net cash provided by (used in) operating activities	(5,610,765)	6,716,526
Cash flows from financing activities:
Distributions paid to shareholders	—	(630,496)
Proceeds from purchases of Shares	18,024,299	15,616,181
Redemption of Shares	(13,061,674)	(21,702,211)
Net cash provided by (used in) financing activities	4,962,625	(6,716,526)
Net change in cash	(648,140)	—
Cash at beginning of period	648,140	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$3,714	$14,420

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Notes to Unaudited Financial Statements

June 30, 2025

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

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in exchange-traded funds (“ETFs”) (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”). The Fund may hold as collateral United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2025 and 2024. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

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

Valuations change in response to many factors including the historical and prospective earnings of the issuer, the value of the issuer’s assets, general market conditions which are not specifically related to the particular issuer, such as real or perceived adverse economic conditions, changes in the general outlook for revenues or corporate earnings, changes in interest or currency rates, regional or global instability, natural or environmental disasters, widespread disease or other public health issues, war, military conflicts, acts of terrorism, economic crises, economic sanctions and tariffs, significant governmental actions or adverse investor sentiment generally and market liquidity. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

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

No distributions were declared for the three and six months ended June 30, 2025 and 2024.

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

H. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2025 and 2024, the Fund did not incur such expenses.

I. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $5.00 and $5.00 per round-turn trade during the three and six months ended June 30, 2025, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $6.00 and $6.00 per round-turn trade during the three and six months ended June 30, 2024, respectively.

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

Credit risk is the possibility that a loss may occur due to the failure of the Commodity Broker and/or clearing house to perform according to the terms of a futures contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Commodity Broker, when acting as the Fund’s futures commission merchant (“FCM”) in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading. The Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold, in a secure account, assets of the Fund related to foreign futures trading. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the futures contract or notional amounts of the instruments.

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

The Managing Owner waived fees of $10,286 and $18,389 for the three and six months ended June 30, 2025, respectively. The Managing Owner waived fees of $10,751 and $24,563 for the three and six months ended June 30, 2024, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of June 30, 2025 and December 31, 2024. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of June 30, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Money Market Mutual Fund	$42,723,627	$—	$—	$42,723,627
Total Investments in Securities	42,723,627	—	—	42,723,627
Other Investments - Assets (a)
Commodity Futures Contracts	1,124,191	—	—	1,124,191
Other Investments - Liabilities (a)
Commodity Futures Contracts	(544,870)	—	—	(544,870)
Total Other Investments	579,321	—	—	579,321
Total Investments	$43,302,948	$—	$—	$43,302,948

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$19,853,708	$—	$19,853,708
Money Market Mutual Fund	26,514,962	—	—	26,514,962
Total Investments in Securities	26,514,962	19,853,708	—	46,368,670
Other Investments - Assets (a)
Commodity Futures Contracts	1,510,293	—	—	1,510,293
Other Investments - Liabilities (a)
Commodity Futures Contracts	(987,212)	—	—	(987,212)
Total Other Investments	523,081	—	—	523,081
Total Investments	$27,038,043	$19,853,708	$—	$46,891,751

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2025		December 31, 2024
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$1,124,191	$(544,870)	$1,510,293	$(987,212)

(a) Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the Statements of Financial Condition, if any.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2025	2024
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(422,809)	$(3,509,410)
	Net Change in Unrealized Gain (Loss)	(2,681,497)	2,118,046
Total		$(3,104,306)	$(1,391,364)

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2025	2024
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(907,794)	$(3,579,064)
	Net Change in Unrealized Gain (Loss)	56,240	7,964,917
Total		$(851,554)	$4,385,853

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Average Notional Value	$50,148,364	$84,929,865	$50,971,456	$84,199,438

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2025.

	Value 03/31/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2025	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$45,395,218	$6,886,906	$(9,558,497)	$—	$—	$42,723,627	$436,492
Total	$45,395,218	$6,886,906	$(9,558,497)	$—	$—	$42,723,627	$436,492

	Value 12/31/24	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2025	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$26,514,962	$43,818,023	$(27,609,358)	$—	$—	$42,723,627	$818,779
Total	$26,514,962	$43,818,023	$(27,609,358)	$—	$—	$42,723,627	$818,779

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2024.

	Value 03/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$10,040,744	$—	$—	$—	$—	$10,040,744	$125,017
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	44,716,631	19,824,646	(35,728,035)	—	—	28,813,242	507,149
Total	$54,757,375	$19,824,646	$(35,728,035)	$—	$—	$38,853,986	$632,166

	Value 12/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$10,053,596	$—	$—	$(12,852)	$—	$10,040,744	$254,149
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	20,420,827	76,902,853	(68,510,438)	—	—	28,813,242	1,126,322
Total	$30,474,423	$76,902,853	$(68,510,438)	$(12,852)	$—	$38,853,986	$1,380,471

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2025 and 2024. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net Asset Value
Net asset value per Share, beginning of period	$19.58	$20.77	$18.52	$19.19
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	(1.10)	(0.13)	(0.20)	1.22
Net investment income (loss) (b)	0.16	0.23	0.32	0.46
Net income (loss)	(0.94)	0.10	0.12	1.68
Net asset value per Share, end of period	$18.64	$20.87	$18.64	$20.87
Market value per Share, beginning of period (c)	$19.59	$20.71	$18.56	$19.19
Market value per Share, end of period (c)	$18.62	$20.89	$18.62	$20.89

Ratio to average Net Assets (d)
Net investment income (loss)	3.46%	4.50%	3.47%	4.52%
Expenses, after waivers	0.71%	0.74%	0.73%	0.74%
Expenses, prior to waivers	0.79%	0.79%	0.80%	0.79%
Total Return, at net asset value (e)	(4.80)%	0.48%	0.65%	8.75%
Total Return, at market value (e)	(4.95)%	0.87%	0.32%	8.86%

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

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in exchange-traded funds (“ETFs”) (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”). The Fund may hold as collateral United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of June 30, 2025:

Index Commodity	Fund Weight (%)
Brent Crude Oil	21.21%
Light Sweet Crude Oil	20.74
Natural Gas	14.00
RBOB Gasoline	21.03
Ultra-Low Sulphur Diesel	23.02
Closing Level as of June 30, 2025:	100.00%

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(5.6) million and $6.7 million for the six months ended June 30, 2025 and 2024, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations, affiliated investments and net deposits to/from the Commodity Broker. The Fund invests in United States Treasury Obligations, money market mutual funds, T-Bill ETFs (affiliated or otherwise) and cash, if any, for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2025, there were no purchases of United States Treasury Obligations and $20.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2024, $35.1 million was paid to purchase United States Treasury Obligations and $44.6 million was received from sales and maturing United States Treasury Obligations. $27.6 million was received from sales of affiliated investments and $43.8 million was paid to purchase affiliated investments during the six months ended June 30, 2025. $68.5 million was received from sales of affiliated investments and $76.9 million was paid to purchase affiliated investments during the six months ended June 30, 2024. During the six months ended June 30, 2025, net deposits to/from the Commodity Broker was $9.4 million. There were no net deposits to/from the Commodity Broker during the six months ended June 30, 2024.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $5.0 million and $(6.7) million during the six months ended June 30, 2025 and 2024, respectively. This included $18.0 million and $15.6 million from Shares purchased by Authorized Participants and $13.1 million and $21.7 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2025 and 2024, respectively. No distributions were paid to Shareholders during the six months ended June 30, 2025. During the six months ended June 30, 2024, distributions paid to Shareholders were $0.6 million.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

The following graphs illustrate the percentage changes in (i) the market price of the Shares (as reflected by the line “Market”), (ii) the Fund’s NAV (as reflected by the line “NAV”), and (iii) the closing levels of the Index (as reflected by the line “DBIQ Opt Yield Energy Index ER”). Whenever the Treasury Income, Money Market Income and T-Bill ETF Income, if any, earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the levels of the Index primarily because the Share price reflects Treasury Income, Money Market Income and T-Bill ETF Income, if any, from the Fund’s collateral holdings whereas the Index does not consider such income. There can be no assurance that the price of the Shares or the Fund’s NAV will exceed the Index levels.

No representation is being made that the Index will or is likely to achieve closing levels consistent with or similar to those set forth herein. Similarly, no representation is being made that the Fund will generate profits or losses similar to the Fund’s past performance or changes in the Index closing levels.

COMPARISON OF MARKET, NAV AND DBIQ OPT YIELD ENERGY INDEX ER FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

DBE - For the Three Months Ended June 30, 2025
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Percentage Change
3/31/2025
6/30/2025
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
Market
DBIQ Opt Yield Energy Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR

NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and six months ended June 30, 2025 and 2024. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2025 and 2024” below provides an overview of the changes in the closing levels of the DBIQ-OY Energy TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Energy TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2025 and 2024

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY ENERGY TR™
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2025	2024	2025	2024
DB Brent Crude Oil Indices	(7.46)%	2.09%	(4.30)%	12.97%
DB Light Sweet Crude Oil Indices	(7.59)	2.08	(6.94)	14.15
DB Natural Gas Indices	(6.26)	4.41	23.61	(21.23)
DB RBOB Gasoline Indices	(5.60)	0.90	(1.57)	13.68
DB Ultra-Low Sulphur Diesel Indices	3.29	(3.18)	5.76	7.08
AGGREGATE RETURNS	(4.63)%	0.69%	1.11%	9.25%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2025 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2024

Fund Share Price Performance

For the three months ended June 30, 2025, the NYSE Arca market value of each Share decreased from $19.59 per Share to $18.62 per Share. The Share price low and high for the three months ended June 30, 2025 and related change from the Share price on March 31, 2025 was as follows: Shares traded at a low of $16.79 per Share (-14.29%) on April 8, 2025, and a high of $20.65 per Share (+5.41%) on June 20, 2025. The total return for the Fund on a market value basis was -4.95%.

Energy commodities struggled in the second quarter, with the Fund posting a loss as most components moved lower. Both Brent and WTI crude oil dropped, pressured by fresh Liberation Day tariffs, more OPEC+ production, and worries about global economic growth. The conflict between Iran and Israel, and later the U.S., pushed oil prices up in the first half of June, but the impact was short-lived given Iran’s more muted retaliatory response. Gasoline prices also fell, as supply stayed strong and demand eased after the spring peak season. Natural gas was also weak, with prices decreasing as storage levels rose and mild weather limited demand, even with some volatility from global headlines. The only bright spot was NY harbor ultra-low sulfur diesel, which managed a small gain thanks to tighter supplies and steady demand from the transport sector.

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

Energy commodities generally moved lower in the second quarter of 2024, though natural gas was the surprising exception with front month prices rebounding sharply, up 48%. Warmer weather forecasts, falling U.S. rig counts and strong overall liquified natural gas (LNG) demand sparked a round of short coverings. On the other hand, crude oil and refined products like gasoline and NY Harbor Ultra Low Sulfur Diesel (ULSD) all moved lower. While some of it was driven by broader risk off sentiment due to the repeated delays of Federal Reserve rate cut expectations, other drivers included fading geopolitical risk premium, U.S. crude inventory builds due to unplanned refinery outages and unattractive refining margins, and OPEC announcing plans to gradually bring back barrels later this year.

Fund Share Net Asset Performance

For the three months ended June 30, 2025, the NAV of each Share decreased from $19.58 per Share to $18.64 per Share. Falling commodity futures contract prices for Brent Crude Oil, Light Sweet Crude Oil, RBOB Gasoline and Natural Gas were partially offset by rising commodity futures contract prices for Ultra-Low Sulphur Diesel during the three months ended June 30, 2025, contributing to an overall 5.66% decrease in the level of the Index and to a 4.63% decrease in the level of the DBIQ-OY Energy TR™. The total return for the Fund on a NAV basis was -4.80%.

Net income (loss) for the three months ended June 30, 2025 was $(2.7) million, primarily resulting from $0.5 million of income, net realized gain (loss) of $(0.4) million, net change in unrealized gain (loss) of $(2.7) million and net operating expenses of $0.1 million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2025 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2024

Fund Share Price Performance

For the six months ended June 30, 2025, the NYSE Arca market value of each Share increased from $18.56 per Share to $18.62 per Share. The Share price low and high for the six months ended June 30, 2025 and related change from the Share price on
December 31, 2024 was as follows: Shares traded at a low of $16.79 per Share (-9.54%) on April 8, 2025, and a high of $20.65 per
Share (+11.26%) on June 20, 2025. The total return for the Fund on a market value basis was +0.32%.

Energy markets had mixed results in the first half of 2025, though the Fund’s commodity holdings ended the period in negative territory. However, interest income from the Fund’s collateral holdings offset that, leading to a gain for the Fund for the period. The year started well, led by gains in natural gas as cold winter weather boosted heating demand and liquified natural gas export demand stayed strong. Gasoline also did well early on, helped by refinery maintenance and tighter inventory. Crude oil was volatile in the first quarter, moving with changing headlines, OPEC+ plans, and new sanctions, but ended the quarter flat. In the second quarter, momentum faded as the energy complex came under pressure. Both Brent and U.S. crude oil fell, weighed down by new tariffs, more OPEC+ output, and global growth concerns. While rising tensions in the Middle East led to an oil price spike in the first half of June, the geopolitical risk premium was quickly erased as the situation eased. Gasoline and natural gas also lost ground as supply outpaced demand and storage levels rose. NY harbor ultra-low sulfur diesel was the only area of strength, with a small gain from tighter supplies and steady demand.

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

Energy commodities performed positively in the first half of 2024, with the exception of natural gas. Crude oil prices gained as escalating tensions in the Middle East and Russia/Ukraine raised supply concerns; front month prices ended the first half of the year up around 15%. In addition to geopolitics, an improving macro backdrop amid a resilient U.S. economy, and expected Federal Reserve easing also supported broader risk assets like energy. However, this tailwind eased in the second quarter as the Federal Reserve stuck to its higher for longer rhetoric amid sticky inflation, weighing down the entire energy complex. Gasoline also gained following repeated attacks on Russia’s refinery infrastructure and tightening U.S. stockpiles ahead of the summer driving season. Natural gas was the laggard with front month prices dropping another 30% in the first quarter on ample inventories and warmer-than-usual weather. However, prices did make a strong comeback in May and the first half of June as forecasted heatwaves raised its demand outlook.

Fund Share Net Asset Performance

For the six months ended June 30, 2025, the NAV of each Share increased from $18.52 per Share to $18.64 per Share. Rising commodity futures contract prices for Natural Gas and Ultra-Low Sulphur Diesel were partially offset by falling commodity futures contract prices for Brent Crude Oil, Light Sweet Crude Oil, RBOB Gasoline during the six months ended June 30, 2025, contributing to an overall 1.03% decrease in the level of the Index and to a 1.11% increase in the level of the DBIQ-OY Energy TR™. The total return for the Fund on a NAV basis was +0.65%.

Net income (loss) for the six months ended June 30, 2025 was $0.0 million, primarily resulting from $1.1 million of income, net realized gain (loss) of $(0.9) million, net change in unrealized gain (loss) of $0.0 million and net operating expenses of $0.2 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2025.

				For the Six Months Ended
				June 30, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Energy Fund	$52,195,263	1.35%	$1,640,456	6

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2024.

				For the Year Ended,
				December 31, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Energy Fund	$47,223,940	1.13%	$1,241,750	19

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

The following were the primary trading risk exposures of the Fund as of June 30, 2025 by Index Commodity.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund does not redeem Shares directly from its Shareholders, the Fund, from time to time, redeems Creation Units from Authorized Participants. During the three months ended June 30, 2025, the Fund's redemptions of Creation Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2025 to April 30, 2025	200,000	$17.49
May 1, 2025 to May 31, 2025	100,000	$17.82
June 1, 2025 to June 30, 2025	200,000	$19.91
Total	500,000	$18.52

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Energy Fund – June 30, 2025 and December 31, 2024 (Unaudited), (ii) the Schedule of Investments of Invesco DB Energy Fund – June 30, 2025 (Unaudited), (iii) the Schedule of Investments of Invesco DB Energy Fund – December 31, 2024 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Energy Fund – For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Three Months Ended June 30, 2025 and 2024 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Six Months Ended June 30, 2025 and 2024 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Energy Fund – For the Six Months Ended June 30, 2025 and 2024 (Unaudited) and (viii) Notes to Unaudited Financial Statements of Invesco DB Energy Fund – June 30, 2025.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Energy Fund

By: Invesco Capital Management LLC,
its Managing Owner

Dated: August 7, 2025	By:	/s/ BRIAN HARTIGAN
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: August 7, 2025	By:	/s/ KELLI GALLEGOS
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools