Form 10-Q
period 2025-09-30
Invesco DB Energy Fund
filed 2025-11-07
CIK 1383062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of outstanding Shares as of September 30, 2025 : 2,550,000

INVESCO DB ENERGY FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Energy Fund

Statements of Financial Condition

September 30, 2025 and December 31, 2024

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
United States Treasury Obligations, at value (cost $– and $19,832,291, respectively)	$—	$19,853,708
Affiliated investments, at value and cost	38,291,504	26,514,962
Other investments:
Variation margin receivable - Commodity Futures Contracts	—	136,953
Cash held by Custodian	—	648,140
Deposit with Commodity Broker	9,970,327	—
Receivable for:
Dividends from affiliates	132,440	103,938
Total assets	$48,394,271	$47,257,701

Liabilities
Payable for:
Management fees	$27,199	$28,760
Brokerage commissions and fees	5,001	5,001
Total liabilities	32,200	33,761
Commitments and Contingencies (Note 10)

Equity
Shareholder's equity—General Shares	759	741
Shareholders' equity—Shares	48,361,312	47,223,199
Total shareholders' equity	48,362,071	47,223,940
Total liabilities and equity	$48,394,271	$47,257,701

General Shares outstanding	40	40
Shares outstanding	2,550,000	2,550,000
Net asset value per share	$18.97	$18.52
Market value per share	$19.01	$18.56

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Schedule of Investments

September 30, 2025

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Shares
Affiliated Investments
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 4.05% (cost $38,291,504)(a)(b)	79.18%	38,291,504	38,291,504
Total Investments in Securities (cost $38,291,504)	79.18%	$38,291,504

(a)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(b)
The rate shown is the 7-day SEC standardized yield as of September 30, 2025.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(c)	Unrealized Appreciation (Depreciation)(c)
Long Futures Contracts
ICE-UK Brent Crude	157	October-2025	$10,366,710	$(10,310)	$(10,310)
NYMEX Natural Gas	176	April-2026	6,191,680	(474,188)	(474,188)
NYMEX NY Harbor ULSD	123	April-2026	11,326,455	107,520	107,520
NYMEX RBOB Gasoline	132	November-2025	10,393,337	73,434	73,434
NYMEX WTI Crude	160	October-2025	9,979,200	(163,248)	(163,248)
Total Commodity Futures Contracts				$(466,792)	$(466,792)

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

Invesco DB Energy Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Income
Interest Income	$109,769	$454,680	$357,862	$1,323,427
Dividends from Affiliates	431,963	297,180	1,250,742	1,677,651
Total Income	541,732	751,860	1,608,604	3,001,078
Expenses
Management Fees	97,166	110,965	287,797	431,787
Brokerage Commissions and Fees	3,883	623	13,126	4,470
Interest Expense	—	7,559	3,714	21,979
Total Expenses	101,049	119,147	304,637	458,236
Less: Waivers	(10,289)	(5,410)	(28,678)	(29,973)
Net Expenses	90,760	113,737	275,959	428,263
Net Investment Income (Loss)	450,972	638,123	1,332,645	2,572,815
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) from
United States Treasury Obligations	—	—	(4)	11,835
Affiliated Investments	—	34,620	—	34,620
Commodity Futures Contracts	1,519,437	900,840	611,643	(2,678,224)
Net Realized Gain (Loss)	1,519,437	935,460	611,639	(2,631,769)
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	—	43,796	(21,417)	12,313
Affiliated Investments	—	(9,101)	—	(21,953)
Commodity Futures Contracts	(1,046,113)	(8,402,230)	(989,873)	(437,313)
Net Change in Unrealized Gain (Loss)	(1,046,113)	(8,367,535)	(1,011,290)	(446,953)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	473,324	(7,432,075)	(399,651)	(3,078,722)
Net Income (Loss)	$924,296	$(6,793,952)	$932,994	$(505,907)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund
Statements of Changes in Shareholders' Equity
For the Three Months Ended September 30, 2025 and 2024
(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2025	40	$746	2,800,000	$52,194,517	$52,195,263
Purchases of Shares			—	—	—
Redemption of Shares			(250,000)	(4,757,488)	(4,757,488)
Net Increase (Decrease) due to Share Transactions			(250,000)	(4,757,488)	(4,757,488)
Net Income (Loss)
Net Investment Income (Loss)		(481)		451,453	450,972
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		534		1,518,903	1,519,437
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(40)		(1,046,073)	(1,046,113)
Net Income (Loss)		13		924,283	924,296
Net Change in Shareholders' Equity	—	13	(250,000)	(3,833,205)	(3,833,192)
Balance at September 30, 2025	40	$759	2,550,000	$48,361,312	$48,362,071

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2024	40	$835	3,550,000	$74,090,047	$74,090,882
Purchases of Shares			50,000	1,043,829	1,043,829
Redemption of Shares			(900,000)	(18,230,519)	(18,230,519)
Net Increase (Decrease) due to Share Transactions			(850,000)	(17,186,690)	(17,186,690)
Net Income (Loss)
Net Investment Income (Loss)		111		638,012	638,123
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(97)		935,557	935,460
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(107)		(8,367,428)	(8,367,535)
Net Income (Loss)		(93)		(6,793,859)	(6,793,952)
Net Change in Shareholders' Equity	—	(93)	(850,000)	(23,980,549)	(23,980,642)
Balance at September 30, 2024	40	$742	2,700,000	$50,109,498	$50,110,240

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund
Statements of Changes in Shareholders' Equity
For the Nine Months Ended September 30, 2025 and 2024
(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2024	40	$741	2,550,000	$47,223,199	$47,223,940
Purchases of Shares			950,000	18,024,299	18,024,299
Redemption of Shares			(950,000)	(17,819,162)	(17,819,162)
Net Increase (Decrease) due to Share Transactions			—	205,137	205,137
Net Income (Loss)
Net Investment Income (Loss)		26		1,332,619	1,332,645
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		12		611,627	611,639
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(20)		(1,011,270)	(1,011,290)
Net Income (Loss)		18		932,976	932,994
Net Change in Shareholders' Equity	—	18	—	1,138,113	1,138,131
Balance at September 30, 2025	40	$759	2,550,000	$48,361,312	$48,362,071

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$768	3,850,000	$73,888,099	$73,888,867
Purchases of Shares			850,000	16,660,010	16,660,010
Redemption of Shares			(2,000,000)	(39,932,730)	(39,932,730)
Net Increase (Decrease) due to Share Transactions			(1,150,000)	(23,272,720)	(23,272,720)
Net Income (Loss)
Net Investment Income (Loss)		132		2,572,683	2,572,815
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(135)		(2,631,634)	(2,631,769)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(23)		(446,930)	(446,953)
Net Income (Loss)		(26)		(505,881)	(505,907)
Net Change in Shareholders' Equity	—	(26)	(1,150,000)	(23,778,601)	(23,778,627)
Balance at September 30, 2024	40	$742	2,700,000	$50,109,498	$50,110,240

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net Income (Loss)	$932,994	$(505,907)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	—	(54,598,196)
Proceeds from securities sold and matured	19,999,996	68,608,039
Cost of affiliated investments purchased	(44,258,150)	(107,366,766)
Proceeds from affiliated investments sold	32,481,608	119,475,456
Net accretion of discount on United States Treasury Obligations	(167,709)	(1,310,255)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	4	(46,455)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	21,417	9,640
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	136,953	(448,579)
Dividends from affiliates	(28,502)	110,668
Management fees	(1,561)	(24,433)
Brokerage commissions and fees	—	4
Deposit with Commodity Broker	(9,970,327)	—
Net cash provided by (used in) operating activities	(853,277)	23,903,216
Cash flows from financing activities:
Distributions paid to shareholders	—	(630,496)
Proceeds from purchases of Shares	18,024,299	16,660,010
Redemption of Shares	(17,819,162)	(39,932,730)
Net cash provided by (used in) financing activities	205,137	(23,903,216)
Net change in cash	(648,140)	—
Cash at beginning of period	648,140	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$3,714	$21,979

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Notes to Unaudited Financial Statements

September 30, 2025

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2025 and 2024. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

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

No distributions were declared for the three and nine months ended September 30, 2025 and 2024.

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

H. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2025 and 2024, the Fund did not incur such expenses.

I. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $4.00 and $5.00 per round-turn trade during the three and nine months ended September 30, 2025, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $6.00 and $6.00 per round-turn trade during the three and nine months ended September 30, 2024, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2022.

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

The Managing Owner waived fees of $10,289 and $28,678 for the three and nine months ended September 30, 2025, respectively. The Managing Owner waived fees of $5,410 and $29,973 for the three and nine months ended September 30, 2024, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of September 30, 2025 and December 31, 2024. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of September 30, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Money Market Mutual Fund	$38,291,504	$—	$—	$38,291,504
Total Investments in Securities	38,291,504	—	—	38,291,504
Other Investments - Assets (a)
Commodity Futures Contracts	180,954	—	—	180,954
Other Investments - Liabilities (a)
Commodity Futures Contracts	(647,746)	—	—	(647,746)
Total Other Investments	(466,792)	—	—	(466,792)
Total Investments	$37,824,712	$—	$—	$37,824,712

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$19,853,708	$—	$19,853,708
Money Market Mutual Fund	26,514,962	—	—	26,514,962
Total Investments in Securities	26,514,962	19,853,708	—	46,368,670
Other Investments - Assets (a)
Commodity Futures Contracts	1,510,293	—	—	1,510,293
Other Investments - Liabilities (a)
Commodity Futures Contracts	(987,212)	—	—	(987,212)
Total Other Investments	523,081	—	—	523,081
Total Investments	$27,038,043	$19,853,708	$—	$46,891,751

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2025		December 31, 2024
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$180,954	$(647,746)	$1,510,293	$(987,212)

(a) Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the Statements of Financial Condition, if any.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2025	2024
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$1,519,437	$900,840
	Net Change in Unrealized Gain (Loss)	(1,046,113)	(8,402,230)
Total		$473,324	$(7,501,390)

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2025	2024
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$611,643	$(2,678,224)
	Net Change in Unrealized Gain (Loss)	(989,873)	(437,313)
Total		$(378,230)	$(3,115,537)

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Average Notional Value	$51,305,407	$59,465,658	$50,982,297	$75,331,288

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2025.

	Value 06/30/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2025	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$42,723,627	$440,127	$(4,872,250)	$—	$—	$38,291,504	$431,963
Total	$42,723,627	$440,127	$(4,872,250)	$—	$—	$38,291,504	$431,963

	Value 12/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2025	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$26,514,962	$44,258,150	$(32,481,608)	$—	$—	$38,291,504	$1,250,742
Total	$26,514,962	$44,258,150	$(32,481,608)	$—	$—	$38,291,504	$1,250,742

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2025 and 2024. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net Asset Value
Net asset value per Share, beginning of period	$18.64	$20.87	$18.52	$19.19
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	0.16	(2.52)	(0.04)	(1.30)
Net investment income (loss) (b)	0.17	0.21	0.49	0.67
Net income (loss)	0.33	(2.31)	0.45	(0.63)
Net asset value per Share, end of period	$18.97	$18.56	$18.97	$18.56
Market value per Share, beginning of period (c)	$18.62	$20.89	$18.56	$19.19
Market value per Share, end of period (c)	$19.01	$18.58	$19.01	$18.58

Ratio to average Net Assets (d)
Net investment income (loss)	3.48%	4.31%	3.47%	4.47%
Expenses, after waivers	0.70%	0.77%	0.72%	0.74%
Expenses, prior to waivers	0.78%	0.81%	0.79%	0.80%
Total Return, at net asset value (e)	1.77%	(11.07)%	2.43%	(3.28)%
Total Return, at market value (e)	2.09%	(11.06)%	2.42%	(3.18)%

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

Note 12 - Subsequent Event

Effective November 10, 2025, changes will be made to the Index. The changes to the Index are being implemented by Deutsche Bank AG, the Index provider. A summary of the changes are as follows:

1. Expanded Commodity Universe
•
Eligible commodities will be determined annually based on their liquidity and economic importance.
•
Under the new methodology, the number of commodities included in the Index universe is expected to expand.

2. Modified Optimum Yield Methodology	• The current Optimum Yield methodology will be modified to eliminate contracts with limited liquidity.
3. Annual Review of Base Weights and Commodities	• The current static allocations to commodities will be changed by implementing a rules-based annual review to better reflect current global production and market liquidity.
4. Weight Limits (Annually at Rebalance)	• Implementation of sector and single commodity caps and floors to reduce concentration risk.
5. Intra-year Rebalancing Events	• An intra-year rebalance event will be triggered should a large deviation occur on a monthly observation date to help prevent significant deviations from annual rebalance target weights.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of September 30, 2025:

Index Commodity	Fund Weight (%)
Brent Crude Oil	21.49%
Light Sweet Crude Oil	20.66
Natural Gas	12.82
RBOB Gasoline	21.57
Ultra-Low Sulphur Diesel	23.46
Closing Level as of September 30, 2025:	100.00%

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(0.9) million and $23.9 million for the nine months ended September 30, 2025 and 2024, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations, affiliated investments and net deposits to/from the Commodity Broker. The Fund invests in United States Treasury Obligations, money market mutual funds, T-Bill ETFs (affiliated or otherwise) and cash, if any, for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2025, there were no purchases of United States Treasury Obligations and $20.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2024, $54.6 million was paid to purchase United States Treasury Obligations and $68.6 million was received from sales and maturing United States Treasury Obligations. $32.5 million was received from sales of affiliated investments and $44.3 million was paid to purchase affiliated investments during the nine months ended September 30, 2025. $119.5 million was received from sales of affiliated investments and $107.4 million was paid to purchase affiliated investments during the nine months ended September 30, 2024. During the nine months ended September 30, 2025, net deposits to/from the Commodity Broker was $10.0 million. There were no net deposits to/from the Commodity Broker during the nine months ended September 30, 2024.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $0.2 million and $(23.9) million during the nine months ended September 30, 2025 and 2024, respectively. This included $18.0 million and $16.7 million from Shares purchased by Authorized Participants and $17.8 million and $39.9 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2025 and 2024, respectively. No distributions were paid to Shareholders during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, distributions paid to Shareholders were $0.6 million.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

COMPARISON OF MARKET, NAV AND DBIQ OPT YIELD ENERGY INDEX ER FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

DBE - For the Three Months Ended September 30, 2025
9.00%
8.00%
7.00%
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
Percentage Change
6/30/2025
9/30/2025
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
Market
DBIQ Opt Yield Energy Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR

NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBE - For the Nine Months Ended September 30, 2025
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Percentage Change
12/31/2024
9/30/2025
Date
NAV
Market
DBIQ Opt Yield Energy Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR

NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBE - For the Nine Months Ended September 30, 2024
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Percentage Change
12/31/2023
9/30/2024
Date
NAV
Market
DBIQ Opt Yield Energy Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR

NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and nine months ended September 30, 2025 and 2024. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2025 and 2024” below provides an overview of the changes in the closing levels of the DBIQ-OY Energy TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Energy TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity

Returns for the Three and Nine Months Ended September 30, 2025 and 2024

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY ENERGY TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2025	2024	2025	2024
DB Brent Crude Oil Indices	3.27%	(11.74)%	(1.17)%	(0.29)%
DB Light Sweet Crude Oil Indices	1.56	(12.02)	(5.49)	0.43
DB Natural Gas Indices	(6.68)	1.79	15.34	(19.82)
DB RBOB Gasoline Indices	4.54	(11.63)	2.91	0.46
DB Ultra-Low Sulphur Diesel Indices	3.87	(11.71)	9.85	(5.46)
AGGREGATE RETURNS	1.93%	(10.97)%	3.05%	(2.73)%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2024

Fund Share Price Performance

For the three months ended September 30, 2025, the NYSE Arca market value of each Share increased from $18.62 per Share to $19.01 per Share. The Share price low and high for the three months ended September 30, 2025 and related change from the Share price on June 30, 2025 was as follows: Shares traded at a low of $18.50 per Share (-0.64%) on August 19, 2025, and a high of $20.04 per Share (+7.63%) on July 30, 2025. The total return for the Fund on a market value basis was +2.09%.

Energy commodities had a turbulent third quarter, but the Fund posted a slight gain in the third quarter 2025. Oil markets were pressured by concerns about an overhang as both non-OPEC supply and OPEC+ production continued to grow. However, these headwinds were balanced out by competing geopolitical effects, including U.S. tariff threats on India for purchases of Russian oil, strong summer driving demand, and healthy refining margins. Gasoline was the top performer, supported by tight supplies and seasonal demand, followed by NY Harbor ultra-low sulfur diesel (“ULSD”) which gained on seasonal low inventories. Natural gas, the only detractor for the Fund, was pressured by ample stockpiles and warmer weather but continued to fluctuate in wide ranges week to week.

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

Fund Share Net Asset Performance

For the three months ended September 30, 2025, the NAV of each Share increased from $18.64 per Share to $18.97 per Share. Rising commodity futures contract prices for Brent Crude Oil, Light Sweet Crude Oil, RBOB Gasoline and Ultra-Low Sulphur Diesel were partially offset by falling commodity futures contract prices for Natural Gas during the three months ended September 30, 2025, contributing to an overall 0.86% increase in the level of the Index and to a 1.93% increase in the level of the DBIQ-OY Energy TR™. The total return for the Fund on a NAV basis was +1.77%.

Net income (loss) for the three months ended September 30, 2025 was $0.9 million, primarily resulting from $0.5 million of income, net realized gain (loss) of $1.5 million, net change in unrealized gain (loss) of $(1.0) million and net operating expenses of $0.1 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2024

Fund Share Price Performance

For the nine months ended September 30, 2025, the NYSE Arca market value of each Share increased from $18.56 per Share to $19.01 per Share. The Share price low and high for the nine months ended September 30, 2025 and related change from the Share price on December 31, 2024 was as follows: Shares traded at a low of $16.79 per Share (-9.54%) on April 8, 2025, and a high of $20.65 per Share (+11.26%) on June 20, 2025. The total return for the Fund on a market value basis was +2.42%.

Fund performance was nearly flat in the first three quarters of 2025, largely due to losses in crude oil. Prices fell throughout the first half of the year but pared some losses in the third quarter, as gains were limited as oil was caught between the prospects of a supply glut and flaring geopolitical risks. NY Harbor ULSD was the top contributor due to tighter supplies and resilient demand. Natural gas had a strong start to the year due to colder weather boosting heating demand and resilient LNG exports. While this trend was later reversed, it ended the period as the second largest contributor to Fund performance. Gasoline experienced losses in the second quarter, which were almost fully offset by the first quarter and the third quarter gains due to tighter inventory and seasonally strong travel demand, leaving year-to-date returns flat.

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

Energy commodities performed negatively in the first three quarters of 2024, with the largest detractors being NY harbor ultralow sulfur diesel (ULSD) and natural gas. Crude oil prices gained in the first quarter as escalating tensions in the Middle East and
Russia/Ukraine raised supply concerns; front month prices ended the first half of the year up around 15%. However, prices were pressured in the third quarter by low refining margins decreasing crude demand, the bearish “Trump trade,” expectations for a supply glut in 2025, and the OPEC spare capacity overhang. While heightened geopolitical turmoil, the Federal Reserve's interest rate easing kickoff and the surprise China stimulus boosted overall sentiment in September, those gains were quickly returned as the market remained in wait-and-see mode. Natural gas was the laggard in the first quarter but made a strong comeback in May through mid-June and August through September as forecasted heatwaves and boiling tensions in the Middle East triggered a wave of short coverings.

Fund Share Net Asset Performance

For the nine months ended September 30, 2025, the NAV of each Share increased from $18.52 per Share to $18.97 per Share. Rising commodity futures contract prices for Natural Gas, RBOB Gasoline and Ultra-Low Sulphur Diesel were partially offset by falling commodity futures contract prices for Brent Crude Oil and Light Sweet Crude Oil during the nine months ended September 30, 2025, contributing to an overall 0.18% decrease in the level of the Index and to a 3.05% increase in the level of the DBIQ-OY Energy TR™. The total return for the Fund on a NAV basis was +2.43%.

Net income (loss) for the nine months ended September 30, 2025 was $0.9 million, primarily resulting from $1.6 million of income, net realized gain (loss) of $0.6 million, net change in unrealized gain (loss) of $(1.0) million and net operating expenses of $0.3 million.

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

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2025.

				For the Nine Months Ended
				September 30, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Energy Fund	$48,362,071	1.30%	$1,464,822	8

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2024.

				For the Year Ended,
				December 31, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Energy Fund	$47,223,940	1.13%	$1,241,750	19

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

The following were the primary trading risk exposures of the Fund as of September 30, 2025 by Index Commodity.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Except for the modified risk factor set forth below, there have been no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025.

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

(b) Not applicable.

(c) Although the Fund does not redeem Shares directly from its Shareholders, the Fund, from time to time, redeems Creation
Units from Authorized Participants. During the three months ended September 30, 2025, the Fund's redemptions of Creation Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2025 to July 31, 2025	—	$—
August 1, 2025 to August 31, 2025	200,000	$19.00
September 1, 2025 to September 30, 2025	50,000	$19.15
Total	250,000	$19.03

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Energy Fund – September 30, 2025 and December 31, 2024 (Unaudited), (ii) the Schedule of Investments of Invesco DB Energy Fund – September 30, 2025 (Unaudited), (iii) the Schedule of Investments of Invesco DB Energy Fund – December 31, 2024 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Energy Fund – For the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Three Months Ended September 30, 2025 and 2024 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Nine Months Ended September 30, 2025 and 2024 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Energy Fund – For the Nine Months Ended September 30, 2025 and 2024 (Unaudited) and (viii) Notes to Unaudited Financial Statements of Invesco DB Energy Fund – September 30, 2025.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Energy Fund

By: Invesco Capital Management LLC,
its Managing Owner

Dated: November 6, 2025	By:	/s/ BRIAN HARTIGAN
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: November 6, 2025	By:	/s/ KELLI GALLEGOS
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools