Form 10-Q
period 2026-03-31
Invesco DB Energy Fund; Invesco DB Multi-Sector Commodity Trust
filed 2026-05-07
CIK 1383062, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of outstanding Shares as of March 31, 2026 : 2,900,000

INVESCO DB ENERGY FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Energy Fund

Statements of Financial Condition

March 31, 2026 and December 31, 2025

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Affiliated investments, at value and cost	$78,053,015	$34,215,550
Deposit with Commodity Broker	10,169,390	7,614,281
Receivable for:
Dividends from affiliates	134,603	115,364
Total assets	$88,357,008	$41,945,195

Liabilities
Other investments:
Variation margin payable - Commodity Futures Contracts	$2,970,491	$—
Payable for:
Fund shares reacquired	—	873,319
Management fees	41,462	25,471
Total liabilities	3,011,953	898,790
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,177	699
Shareholders' equity—Shares	85,343,878	41,045,706
Total shareholders' equity	85,345,055	41,046,405
Total liabilities and equity	$88,357,008	$41,945,195

General Shares outstanding	40	40
Shares outstanding	2,900,000	2,350,000
Net asset value per share	$29.43	$17.47
Market value per share	$29.46	$17.47

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Schedule of Investments

March 31, 2026

(Unaudited)

Description	Percentage of Shareholders’ Equity	Value	Shares
Affiliated Investments
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 3.58% (cost $78,053,015)(a)(b)	91.46%	78,053,015	78,053,015
Total Investments in Securities (cost $78,053,015)	91.46%	$78,053,015

(a)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(b)
The rate shown is the 7-day SEC standardized yield as of March 31, 2026.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(c)	Unrealized Appreciation (Depreciation)(c)
Long Futures Contracts
ICE Low Sulphur Gasoil	98	May-2026	$12,144,650	$2,835,700	$2,835,700
ICE-UK Brent Crude	287	April-2026	29,839,390	5,065,658	5,065,658
NYMEX Natural Gas	174	April-2026	5,018,160	(1,219,998)	(1,219,998)
NYMEX NY Harbor ULSD	49	April-2026	8,466,200	3,450,135	3,450,135
NYMEX RBOB Gasoline	58	November-2026	5,422,049	1,005,874	1,005,874
NYMEX WTI Crude	313	August-2026	24,407,740	1,601,800	1,601,800
Total Commodity Futures Contracts				$12,739,169	$12,739,169

(c)
Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Schedule of Investments

December 31, 2025

(Unaudited)

Description	Percentage of Shareholders’ Equity	Value	Shares
Affiliated Investments
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 3.68% (cost $34,215,550)(a)(b)	83.36%	$34,215,550	34,215,550
Total Investments in Securities (cost $34,215,550)	83.36%	$34,215,550

(a)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(b)
The rate shown is the 7-day SEC standardized yield as of December 31, 2025.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(c)	Unrealized Appreciation (Depreciation)(c)
Long Futures Contracts
ICE-Low Sulphur Gasoil	72	April-2026	$4,386,600	$(215,300)	$(215,300)
ICE-UK Brent Crude	217	January-2026	13,204,450	(361,773)	(361,773)
NYMEX Natural Gas	140	April-2026	4,522,000	(702,211)	(702,211)
NYMEX NY Harbor ULSD	40	April-2026	3,442,320	(194,307)	(194,307)
NYMEX RBOB Gasoline	46	November-2026	3,199,585	(117,094)	(117,094)
NYMEX WTI Crude	215	January-2026	12,345,300	(328,206)	(328,206)
Total Commodity Futures Contracts				$(1,918,891)	$(1,918,891)

(c) Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Income
Interest Income	$87,185	$173,204
Dividends from Affiliates	330,005	382,287
Total Income	417,190	555,491
Expenses
Management Fees	98,846	98,758
Brokerage Commissions and Fees	6,340	4,226
Interest Expense	302	3,271
Total Expenses	105,488	106,255
Less: Waivers	(8,971)	(8,103)
Net Expenses	96,517	98,152
Net Investment Income (Loss)	320,673	457,339
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	(4)
Commodity Futures Contracts	14,195,046	(484,985)
Net Realized Gain (Loss)	14,195,046	(484,989)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	—	(21,417)
Commodity Futures Contracts	14,658,060	2,737,737
Net Change in Unrealized Gain (Loss)	14,658,060	2,716,320
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	28,853,106	2,231,331
Net Income (Loss)	$29,173,779	$2,688,670

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund
Statements of Changes in Shareholders' Equity
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders’ Equity
Balance at December 31, 2025	40	$699	2,350,000	$41,045,706	$41,046,405
Purchases of Shares			550,000	15,124,871	15,124,871
Redemption of Shares			—	—	—
Net Increase (Decrease) due to Share Transactions			550,000	15,124,871	15,124,871
Net Income (Loss)
Net Investment Income (Loss)		5		320,668	320,673
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		233		14,194,813	14,195,046
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		240		14,657,820	14,658,060
Net Income (Loss)		478		29,173,301	29,173,779
Net Change in Shareholders' Equity	—	478	550,000	44,298,172	44,298,650
Balance at March 31, 2026	40	$1,177	2,900,000	$85,343,878	$85,345,055

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders’ Equity
Balance at December 31, 2024	40	$741	2,550,000	$47,223,199	$47,223,940
Purchases of Shares			500,000	9,701,851	9,701,851
Redemption of Shares			(200,000)	(3,799,528)	(3,799,528)
Net Increase (Decrease) due to Share Transactions			300,000	5,902,323	5,902,323
Net Income (Loss)
Net Investment Income (Loss)		7		457,332	457,339
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(8)		(484,981)	(484,989)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		43		2,716,277	2,716,320
Net Income (Loss)		42		2,688,628	2,688,670
Net Change in Shareholders' Equity	—	42	300,000	8,590,951	8,590,993
Balance at March 31, 2025	40	$783	2,850,000	$55,814,150	$55,814,933

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities:
Net Income (Loss)	$29,173,779	$2,688,670
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Proceeds from securities sold and matured	—	19,999,996
Cost of affiliated investments purchased	(44,784,667)	(36,931,117)
Proceeds from affiliated investments sold	947,202	18,050,861
Net accretion of discount on United States Treasury Obligations	—	(167,709)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	4
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	21,417
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	2,970,491	136,953
Dividends from affiliates	(19,239)	(51,276)
Management fees	15,991	2,539
Brokerage commissions and fees	—	1
Deposit with Commodity Broker	(2,555,109)	(10,300,802)
Net cash provided by (used in) operating activities	(14,251,552)	(6,550,463)
Cash flows from financing activities:
Proceeds from purchases of Shares	15,124,871	9,701,851
Redemption of Shares	(873,319)	(3,799,528)
Net cash provided by (used in) financing activities	14,251,552	5,902,323
Net change in cash	—	(648,140)
Cash at beginning of period	—	648,140
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$302	$3,271

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Notes to Unaudited Financial Statements

March 31, 2026

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

No distributions were declared for the three months ended March 31, 2026 and 2025.

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

H. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended March 31, 2026 and 2025, the Fund did not incur such expenses.

I. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $4.00 and $5.00 per round-turn trade during the three months ended March 31, 2026 and 2025, respectively.

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

The Managing Owner waived fees of $8,971 and $8,103 for the three months ended March 31, 2026 and 2025, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of March 31, 2026 and December 31, 2025. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of March 31, 2026:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Money Market Mutual Fund	$78,053,015	$—	$—	$78,053,015
Total Investments in Securities	78,053,015	—	—	78,053,015
Other Investments - Assets (a)
Commodity Futures Contracts	13,959,167	—	—	13,959,167
Other Investments - Liabilities (a)
Commodity Futures Contracts	(1,219,998)	—	—	(1,219,998)
Total Other Investments	12,739,169	—	—	12,739,169
Total Investments	$90,792,184	$—	$—	$90,792,184

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Money Market Mutual Fund	$34,215,550	$—	$—	$34,215,550
Total Investments in Securities	34,215,550	—	—	34,215,550
Other Investments - Liabilities (a)
Commodity Futures Contracts	(1,918,891)	—	—	(1,918,891)
Total Investments	$32,296,659	$—	$—	$32,296,659

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	March 31, 2026		December 31, 2025
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$13,959,167	$(1,219,998)	$—	$(1,918,891)

(a) Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the Statements of Financial Condition, if any.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	March 31,
Risk Exposure/Derivative Type	Recognized in Income	2026	2025
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$14,195,046	$(484,985)
	Net Change in Unrealized Gain (Loss)	14,658,060	2,737,737
Total		$28,853,106	$2,252,752

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended
	March 31,
	2026	2025
Average Notional Value	$55,759,519	$52,992,027

Note 8 – Investments in Affiliates

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2026.

	Value 12/31/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2026	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$34,215,550	$44,784,667	$(947,202)	$—	$—	$78,053,015	$330,005
Total	$34,215,550	$44,784,667	$(947,202)	$—	$—	$78,053,015	$330,005

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2025.

	Value 12/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2025	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$26,514,962	$36,931,117	$(18,050,861)	$—	$—	$45,395,218	$382,287
Total	$26,514,962	$36,931,117	$(18,050,861)	$—	$—	$45,395,218	$382,287

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2026 and 2025. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31,
	2026	2025
Net Asset Value
Net asset value per Share, beginning of period	$17.47	$18.52
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	11.83	0.90
Net investment income (loss) (b)	0.13	0.16
Net income (loss)	11.96	1.06
Net asset value per Share, end of period	$29.43	$19.58
Market value per Share, beginning of period (c)	$17.47	$18.56
Market value per Share, end of period (c)	$29.46	$19.59

Ratio to average Net Assets (d)
Net investment income (loss)	2.43%	3.47%
Expenses, after waivers	0.73%	0.75%
Expenses, prior to waivers	0.80%	0.81%
Total Return, at net asset value (e)	68.46%	5.72%
Total Return, at market value (e)	68.63%	5.55%

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results. Future economic and industry trends that could potentially impact the Fund and its performance are difficult to predict. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause actual results to differ materially from those expressed by such forward-looking statements. There can be no assurance that the forward-looking statements included in this Report will prove to be accurate. Factors that could cause results to differ from those expressed in the forward-looking statements are subject to a number of risks, uncertainties and other factors, including those described in the “Risk Factors” section of the Fund’s Prospectus and elsewhere in the Prospectus and in other Securities and Exchange Commission (the “SEC”) filings by the Fund, such as its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as well as the following:

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
•
Risks related to the impact of regulatory actions, such as position limits, accountability levels and daily limits; and
•
Risks and uncertainty related to public health emergencies and other adverse public health developments, geopolitical conflicts, including armed conflicts, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience.

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

Overview/Introduction

Invesco DB Energy Fund (the “Fund”), a separate series of Invesco DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in five separate series, was formed on August 3, 2006. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Fund, as amended (the “Trust Agreement”). The Fund has an unlimited number of common units of beneficial interest (the “Shares”) authorized for issuance.

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

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Energy Index Excess
Return™ (the “Index”) over time, plus the excess, if any, of the sum of the Fund’s interest income from its holdings of United States
Treasury Obligations (“Treasury Income”), dividends from its holdings in money market mutual funds (affiliated or otherwise)
(“Money Market Income”) and dividends or distributions of capital gains from its holdings of T-Bill ETFs (as defined below) (“T-Bill
ETF Income”) over the expenses of the Fund. The Index is intended to reflect the economic performance of investing in futures contracts on the energy sector. The Fund invests in futures contracts in an attempt to track its Index. Effective November 10, 2025, the commodities comprising the Index are Light, Sweet Crude Oil (WTI); Ultra-Low Sulphur Diesel (also commonly known as Heating

Oil); Brent Crude Oil; Gas Oil; RBOB Gasoline and Natural Gas (each, an “Index Commodity,” and collectively, the “Index Commodities”).

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

The Fund also holds United States Treasury Obligations and T-Bill ETFs, if any, for deposit with Morgan Stanley & Co. LLC, the Fund’s commodity broker (the “Commodity Broker”) as margin, to the extent permissible under CFTC rules and United States Treasury Obligations, cash, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, on deposit with The Bank of New York Mellon (the “Custodian”), for cash management purposes. The aggregate notional value of the commodity futures contracts owned by the Fund is expected to approximate the aggregate NAV of the Fund, as opposed to the aggregate Index value.

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

The Index is rebalanced annually on the sixth business day in November. However, during periods of heightened volatility or when commodity prices experience significant movements, the commodities weights within the Index may be reset or reduced based on the weight implemented at the previous annual rebalance. Effective November 10, 2025, the Index comprised the following commodities: Light Sweet Crude Oil (WTI), Gas Oil, Ultra- Low Sulphur Diesel (also commonly known as Heating Oil), RBOB Gasoline, Natural Gas, and Brent Crude.

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of March 31, 2026:

Index Commodity	Fund Weight (%)
Brent Crude Oil	34.98%
Light Sweet Crude Oil	28.60
Gas Oil	14.27
Natural Gas	5.86
RBOB Gasoline	6.32
Ultra-Low Sulphur Diesel	9.97
Closing Level as of March 31, 2026:	100.00%

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(14.3) million and $(6.6) million for the three months ended March 31, 2026 and 2025, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations, affiliated investments and net deposits to/from the Commodity Broker. The Fund invests in United States Treasury Obligations, money market mutual funds, T-Bill ETFs (affiliated or otherwise) and cash, if any, or maintains excess deposits with brokers for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the three months ended March 31, 2026, there were no purchases and/or sales of United States Treasury Obligations. During three months ended March 31, 2025, there were no purchases of United States Treasury Obligations and $20.0 million was received from sales and maturing United States Treasury Obligations. $0.9 million was received from sales of affiliated investments and $44.8 million was paid to purchase affiliated investments during the three months ended March 31, 2026. $18.1 million was received from sales of affiliated investments and $36.9 million was paid to purchase affiliated investments during the three months ended March 31, 2025. During the three months ended March 31, 2026 and 2025, net deposits to/from the Commodity Broker were $2.6 million and $10.3 million, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $14.3 million and $5.9 million during the three months ended March 31, 2026 and 2025, respectively. This included $15.1 million and $9.7 million from Shares purchased by Authorized Participants and $0.9 million and $3.8 million from Shares redeemed by Authorized Participants during the three months ended March 31, 2026 and 2025, respectively. No distributions were paid to Shareholders during the three months ended March 31, 2026 and 2025, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

The following graphs illustrate the percentage changes in (i) the market price of the Shares (as reflected by the line “Market”), (ii) the Fund’s NAV (as reflected by the line “NAV”), and (iii) the closing levels of the Index (as reflected by the line “DBIQ Optimum Yield Energy Index ERTM”). Whenever the Treasury Income, Money Market Income and T-Bill ETF Income, if any, earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the level of the Index primarily because the Share price reflects Treasury Income, Money Market Income and T-Bill ETF Income, if any, from the Fund’s collateral holdings whereas the Index does not consider such income. There can be no assurance that the price of the Shares or the Fund’s NAV will exceed the Index levels.

No representation is being made that the Index will or is likely to achieve closing levels consistent with or similar to those set forth herein. Similarly, no representation is being made that the Fund will generate profits or losses similar to the Fund’s past performance or changes in the Index closing levels. Effective November 10, 2025, the Index methodology underwent a change.
Performance information included herein prior to November 10, 2025 may have differed had the revised methodology been in place.

COMPARISON OF MARKET, NAV AND DBIQ OPTIMUM YIELD ENERGY INDEX ER FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

DBE - For the Three Months Ended March 31, 2026
80.00%
70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
Percentage Change
12/31/2025
3/31/2026
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
Market
DBIQ Opt Yield Energy Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR

NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three months ended March 31, 2026 and 2025. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2026 and 2025” below provides an overview of the changes in the closing levels of the DBIQ-OY Energy TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index
(not the DBIQ-OY Energy TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2026 and 2025

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY ENERGY TR™
	Three Months Ended
	March 31,
Underlying Index	2026	2025
DB Brent Crude Oil Indices	1.85%	3.42%
DB Light Sweet Crude Oil Indices	0.73	0.70
DB Gas Oil Indices	123.89	—
DB Natural Gas Indices	(9.93)	31.86
DB RBOB Gasoline Indices	2.19	4.27
DB Ultra-Low Sulphur Diesel Indices	1.28	2.39
AGGREGATE RETURNS	69.04%	6.02%

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

FOR THE THREE MONTHS ENDED MARCH 31, 2026 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2025

Fund Share Price Performance

For the three months ended March 31, 2026, the NYSE Arca market value of each Share increased from $17.47 per Share to $29.46 per Share. The Share price low and high for the three months ended March 31, 2026 and related change from the Share price on December 31, 2025 was as follows: Shares traded at a low of $17.12 per Share (-2.00%) on January 7, 2026, and a high of $30.60 per Share (+75.16%) on March 30, 2026. The total return for the Fund on a market value basis was +68.63%.

Energy commodities moved sharply higher in the first quarter of 2026, leaving the Fund with over 60% in gains. Crude oil was the largest contributor to Fund performance, while natural gas was the only commodity to detract from performance. Crude oil prices experienced wide intra‑quarter volatility but ultimately rallied sharply as geopolitical tensions between Iran and the United States escalated and the Strait of Hormuz was closed, effectively halting oil and refined product flows through the critical chokepoint. The disruption materially heightened supply‑side concerns and drove a significant increase in geopolitical risk premiums across global energy markets. Refined products, including gasoline, gas oil, and diesel, also posted gains, supported by constrained flows, seasonal refinery maintenance, and tightening product balances. In contrast, natural gas prices declined overall amid volatile trading conditions, despite early‑quarter support from colder‑than‑normal weather, inventory draws, and a constructive longer‑term outlook for liquified natural gas exports.

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

Energy commodities moved higher in the first quarter of 2025, led mostly by gains in Natural Gas. Front month Natural Gas futures ended the quarter 10% higher but price action was volatile, swinging in a range of more than 45% from peak to trough. Several cold spells through the winter season left heating demand stronger than expected, leading to notable inventory draws in the U.S. A bright outlook for liquified natural gas (LNG) exports also supported the commodity. The other strong performer in the Fund was Gasoline as winter refinery maintenance went underway, helping to tighten inventories. While Crude Oil ended flat on the quarter, prices were volatile throughout the quarter. Crude Oil prices initially rallied in January on the prior U.S. administration’s farewell sanctions on Russian oil and gas but then retreated as ceasefire developments provided relief on the geopolitical front. The new U.S. administration's “drill, baby, drill” plans raised U.S. supply expectations, tariff headlines drove a risk-off move, and OPEC announced it would be gradually bringing back production. Oil prices recovered significantly in March as the U.S. imposed a 25% tariff on any country buying Venezuelan oil and/or gas and issued fresh sanctions on Chinese refineries processing Iranian Crude Oil.

Fund Share Net Asset Performance

For the three months ended March 31, 2026, the NAV of each Share increased from $17.47 per Share to $29.43 per Share. Rising commodity futures contract prices for Brent Crude Oil, Gas Oil, Light Sweet Crude Oil, RBOB Gasoline, and Ultra-Low Sulphur Diesel were partially offset by rising commodity futures contract prices for Natural Gas during the three months ended March 31, 2026, contributing to an overall 67.53% increase in the level of the Index and to a 69.04% increase in the level of the DBIQ-OY Energy TR™. The total return for the Fund on a NAV basis was +68.46%.

Net income (loss) for the three months ended March 31, 2026 was $29.2 million, primarily resulting from $0.4 million of income, net realized gain (loss) of $14.2 million, net change in unrealized gain (loss) of $14.7 million and net operating expenses of $0.1 million.

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

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2026.

				For the Three Months Ended
				March 31, 2026
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Energy Fund	$85,345,055	1.71%	$3,399,744	2

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2025.

				For the Year Ended,
				December 31, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Energy Fund	$41,046,405	1.22%	$1,191,449	11

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

The following were the primary trading risk exposures of the Fund as of March 31, 2026 by Index Commodity.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025, filed March 2, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund does not redeem Shares directly from its Shareholders, the Fund, from time to time, redeems Creation
Units from Authorized Participants. During the three months ended March 31, 2026, the Fund’s redemptions of Creation
Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2026 to January 31, 2026	—	$—
February 1, 2026 to February 28, 2026	—	—
March 1, 2026 to March 31, 2026	—	—
Total	—	$—

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Energy Fund – March 31, 2026 and December 31, 2025 (Unaudited), (ii) the Schedule of Investments of Invesco DB Energy Fund – March 31, 2026 (Unaudited), (iii) the Schedule of Investments of Invesco DB Energy Fund – December 31, 2025 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Energy Fund – For the Three Months Ended March 31, 2026 and 2025 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Three Months Ended March 31, 2026 and 2025 (Unaudited), (vi) the Statements of Cash Flows of Invesco DB Energy Fund – For the Three Months Ended March 31, 2026 and 2025 (Unaudited) and (vii) Notes to Unaudited Financial Statements of Invesco DB Energy Fund – March 31, 2026.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Energy Fund

By: Invesco Capital Management LLC,
its Managing Owner

Dated: May 6, 2026	By:	/s/ BRIAN HARTIGAN
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: May 6, 2026	By:	/s/ KELLI GALLEGOS
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools