Form 10-Q
period 2026-06-30
Invesco DB Energy Fund
filed 2026-08-07
CIK 1383062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of outstanding Shares as of June 30, 2026 : 3,150,000

INVESCO DB ENERGY FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Energy Fund

Statements of Financial Condition

June 30, 2026 and December 31, 2025

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Affiliated investments, at value and cost	$71,506,010	$34,215,550
Cash held by Custodian	2,622,325	—
Deposit with Commodity Broker	10,954,174	7,614,281
Receivable for:
Dividends from affiliates	249,427	115,364
Total assets	$85,331,936	$41,945,195

Liabilities
Other investments:
Variation margin payable - Commodity Futures Contracts	$545,409	$—
Payable for:
Fund shares reacquired	2,622,325	873,319
Management fees	53,328	25,471
Total liabilities	3,221,062	898,790
Commitments and Contingencies (Note 10)
Equity
Shareholder’s equity—General Shares	1,043	699
Shareholders’ equity—Shares	82,109,831	41,045,706
Total shareholders’ equity	82,110,874	41,046,405
Total liabilities and equity	$85,331,936	$41,945,195

General Shares outstanding	40	40
Shares outstanding	3,150,000	2,350,000
Net asset value per share	$26.07	$17.47
Market value per share	$26.22	$17.47

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Schedule of Investments

June 30, 2026

(Unaudited)

Description	Percentage of Shareholders’ Equity	Value	Shares
Affiliated Investments
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 3.57% (cost $71,506,010)(a)(b)	87.08%	$71,506,010	71,506,010
Total Affiliated Investments (cost $71,506,010)	87.08%	$71,506,010

(a)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(b)
The rate shown is the 7-day SEC standardized yield as of June 30, 2026.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(c)	Unrealized Appreciation (Depreciation)(c)
Long Futures Contracts
ICE Low Sulphur Gasoil	147	December-2026	$11,829,825	$(1,857,213)	$(1,857,213)
ICE-UK Brent Crude	373	August-2026	27,240,190	(6,455,729)	(6,455,729)
NYMEX Natural Gas	170	March-2027	5,001,400	(245,348)	(245,348)
NYMEX NY Harbor ULSD	74	May-2027	8,414,288	(1,030,606)	(1,030,606)
NYMEX RBOB Gasoline	63	November-2026	5,952,177	651,299	651,299
NYMEX WTI Crude	342	August-2026	23,690,340	(2,538,602)	(2,538,602)
Total Commodity Futures Contracts				$(11,476,199)	$(11,476,199)

(c)
Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Schedule of Investments

December 31, 2025

(Unaudited)

Description	Percentage of Shareholders’ Equity	Value	Shares
Affiliated Investments
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 3.68% (cost $34,215,550)(a)(b)	83.36%	$34,215,550	34,215,550
Total Affiliated Investments (cost $34,215,550)	83.36%	$34,215,550

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

Invesco DB Energy Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Income
Interest Income	$147,467	$74,889	$234,652	$248,093
Dividends from Affiliates	781,720	436,492	1,111,725	818,779
Total Income	929,187	511,381	1,346,377	1,066,872
Expenses
Management Fees	188,388	91,873	287,234	190,631
Brokerage Commissions and Fees	8,797	5,017	15,137	9,243
Interest Expense	14,260	443	14,562	3,714
Total Expenses	211,445	97,333	316,933	203,588
Less: Waivers	(21,788)	(10,286)	(30,759)	(18,389)
Net Expenses	189,657	87,047	286,174	185,199
Net Investment Income (Loss)	739,530	424,334	1,060,203	881,673
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	—	—	(4)
Commodity Futures Contracts	11,204,880	(422,809)	25,399,926	(907,794)
Net Realized Gain (Loss)	11,204,880	(422,809)	25,399,926	(907,798)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	—	—	—	(21,417)
Commodity Futures Contracts	(24,215,368)	(2,681,497)	(9,557,308)	56,240
Net Change in Unrealized Gain (Loss)	(24,215,368)	(2,681,497)	(9,557,308)	34,823
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(13,010,488)	(3,104,306)	15,842,618	(872,975)
Net Income (Loss)	$(12,270,958)	$(2,679,972)	$16,902,821	$8,698

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund
Statements of Changes in Shareholders’ Equity
For the Three Months Ended June 30, 2026 and 2025
(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders’ Equity
Balance at March 31, 2026	40	$1,177	2,900,000	$85,343,878	$85,345,055
Purchases of Shares			1,050,000	32,135,102	32,135,102
Redemption of Shares			(800,000)	(23,098,325)	(23,098,325)
Net Increase (Decrease) due to Share Transactions			250,000	9,036,777	9,036,777
Net Income (Loss)
Net Investment Income (Loss)		17		739,513	739,530
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		284		11,204,596	11,204,880
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(435)		(24,214,933)	(24,215,368)
Net Income (Loss)		(134)		(12,270,824)	(12,270,958)
Net Change in Shareholders’ Equity	—	(134)	250,000	(3,234,047)	(3,234,181)
Balance at June 30, 2026	40	$1,043	3,150,000	$82,109,831	$82,110,874

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders’ Equity
Balance at March 31, 2025	40	$783	2,850,000	$55,814,150	$55,814,933
Purchases of Shares			450,000	8,322,448	8,322,448
Redemption of Shares			(500,000)	(9,262,146)	(9,262,146)
Net Increase (Decrease) due to Share Transactions			(50,000)	(939,698)	(939,698)
Net Income (Loss)
Net Investment Income (Loss)		500		423,834	424,334
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(514)		(422,295)	(422,809)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(23)		(2,681,474)	(2,681,497)
Net Income (Loss)		(37)		(2,679,935)	(2,679,972)
Net Change in Shareholders’ Equity	—	(37)	(50,000)	(3,619,633)	(3,619,670)
Balance at June 30, 2025	40	$746	2,800,000	$52,194,517	$52,195,263

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund
Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders’ Equity
Balance at December 31, 2025	40	$699	2,350,000	$41,045,706	$41,046,405
Purchases of Shares			1,600,000	47,259,973	47,259,973
Redemption of Shares			(800,000)	(23,098,325)	(23,098,325)
Net Increase (Decrease) due to Share Transactions			800,000	24,161,648	24,161,648
Net Income (Loss)
Net Investment Income (Loss)		22		1,060,181	1,060,203
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		517		25,399,409	25,399,926
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(195)		(9,557,113)	(9,557,308)
Net Income (Loss)		344		16,902,477	16,902,821
Net Change in Shareholders’ Equity	—	344	800,000	41,064,125	41,064,469
Balance at June 30, 2026	40	$1,043	3,150,000	$82,109,831	$82,110,874

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders’ Equity
Balance at December 31, 2024	40	$741	2,550,000	$47,223,199	$47,223,940
Purchases of Shares			950,000	18,024,299	18,024,299
Redemption of Shares			(700,000)	(13,061,674)	(13,061,674)
Net Increase (Decrease) due to Share Transactions			250,000	4,962,625	4,962,625
Net Income (Loss)
Net Investment Income (Loss)		507		881,166	881,673
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(522)		(907,276)	(907,798)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		20		34,803	34,823
Net Income (Loss)		5		8,693	8,698
Net Change in Shareholders’ Equity	—	5	250,000	4,971,318	4,971,323
Balance at June 30, 2025	40	$746	2,800,000	$52,194,517	$52,195,263

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities:
Net Income (Loss)	$16,902,821	$8,698
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Proceeds from securities sold and matured	—	19,999,996
Cost of affiliated investments purchased	(120,721,621)	(43,818,023)
Proceeds from affiliated investments sold	83,431,161	27,609,358
Net accretion of discount on United States Treasury Obligations	—	(167,709)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	4
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	21,417
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	545,409	136,953
Dividends from affiliates	(134,063)	(36,665)
Management fees	27,857	26,325
Brokerage commissions and fees	—	(187)
Deposit with Commodity Broker	(3,339,893)	(9,390,932)
Net cash provided by (used in) operating activities	(23,288,329)	(5,610,765)
Cash flows from financing activities:
Proceeds from purchases of Shares	47,259,973	18,024,299
Redemption of Shares	(21,349,319)	(13,061,674)
Net cash provided by (used in) financing activities	25,910,654	4,962,625
Net change in cash	2,622,325	(648,140)
Cash at beginning of period	—	648,140
Cash at end of period	$2,622,325	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$14,562	$3,714

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Notes to Unaudited Financial Statements

June 30, 2026

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

F. Profit and Loss Allocations and Distributions

Pursuant to the Trust Agreement, income and expenses are allocated pro rata to the Managing Owner as holder of the General Shares and to the Fund’s shareholders (“Shareholders”) monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the Shareholders.

No distributions were declared for the three and six months ended June 30, 2026 and 2025.

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

H. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2026 and 2025, the Fund did not incur such expenses.

I. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $4.00 and $4.00 per round-turn trade during the three and six months ended June 30, 2026, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $5.00 and $5.00 per round-turn trade during the three and six months ended June 30, 2025, respectively.

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

The Managing Owner waived fees of $21,788 and $30,759 for the three and six months ended June 30, 2026, respectively. The
Managing Owner waived fees of $10,286 and $18,389 for the three and six months ended June 30, 2025, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of June 30, 2026 and December 31, 2025. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of June 30, 2026:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Money Market Mutual Fund	$71,506,010	$—	$—	$71,506,010
Total Investments in Securities	71,506,010	—	—	71,506,010
Other Investments - Assets (a)
Commodity Futures Contracts	651,299	—	—	651,299
Other Investments - Liabilities (a)
Commodity Futures Contracts	(12,127,498)	—	—	(12,127,498)
Total Other Investments	(11,476,199)	—	—	(11,476,199)
Total Investments	$60,029,811	$—	$—	$60,029,811

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Money Market Mutual Fund	$34,215,550	$—	$—	$34,215,550
Total Investments in Securities	34,215,550	—	—	34,215,550
Other Investments - Liabilities (a)
Commodity Futures Contracts	(1,918,891)	—	—	(1,918,891)
Total Investments	$32,296,659	$—	$—	$32,296,659

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2026		December 31, 2025
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$651,299	$(12,127,498)	$—	$(1,918,891)

(a) Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the Statements of Financial Condition, if any.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2026	2025
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$11,204,880	$(422,809)
	Net Change in Unrealized Gain (Loss)	(24,215,368)	(2,681,497)
Total		$(13,010,488)	$(3,104,306)

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2026	2025
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$25,399,926	$(907,794)
	Net Change in Unrealized Gain (Loss)	(9,557,308)	56,240
Total		$15,842,618	$(851,554)

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Average Notional Value	$93,592,451	$50,148,364	$73,158,527	$50,971,456

Note 8 – Investments in Affiliates

The Invesco Government & Agency Portfolio is a Government Money Market Fund, as defined by Rule 2a-7, under the Investment Company Act of 1940, as amended, whose shares are primarily purchased and sold through financial intermediaries. In seeking its investment objective, the Invesco Government & Agency Portfolio primarily invests in cash, Government Securities, and repurchase agreements collateralized by cash or Government Securities. The Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore the Invesco Government & Agency Portfolio is considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2026.

	Value 03/31/2026	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2026	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$78,053,015	$75,936,954	$(82,483,959)	$—	$—	$71,506,010	$781,720

	Value 12/31/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2026	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$34,215,550	$120,721,621	$(83,431,161)	$—	$—	$71,506,010	$1,111,725

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2025.

	Value 03/31/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2025	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$45,395,218	$6,886,906	$(9,558,497)	$—	$—	$42,723,627	$436,492

	Value 12/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2025	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$26,514,962	$43,818,023	$(27,609,358)	$—	$—	$42,723,627	$818,779

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

Note 10 - Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services for the Fund. The Trust Agreement provides for the Fund to indemnify the Managing Owner and any affiliate of the Managing Owner that provides services to the Fund to the maximum extent permitted by applicable law, subject to certain exceptions for disqualifying conduct by the Managing Owner or such an affiliate. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund that have not yet occurred. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2026 and 2025. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net Asset Value
Net asset value per Share, beginning of period	$29.43	$19.58	$17.47	$18.52
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	(3.58)	(1.10)	8.23	(0.20)
Net investment income (loss) (b)	0.22	0.16	0.37	0.32
Net income (loss)	(3.36)	(0.94)	8.60	0.12
Net asset value per Share, end of period	$26.07	$18.64	$26.07	$18.64
Market value per Share, beginning of period (c)	$29.46	$19.59	$17.47	$18.56
Market value per Share, end of period (c)	$26.22	$18.62	$26.22	$18.62

Ratio to average Net Assets (d)
Net investment income (loss)	2.94%	3.46%	2.77%	3.47%
Expenses, after waivers	0.76%	0.71%	0.75%	0.73%
Expenses, prior to waivers	0.84%	0.79%	0.83%	0.80%
Total Return, at net asset value (e)	(11.42)%	(4.80)%	49.23%	0.65%
Total Return, at market value (e)	(11.00)%	(4.95)%	50.09%	0.32%

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

These fees constitute a portion of the routine operational, administrative and other ordinary expenses which are paid out of the management fee paid to the Managing Owner (the “Management Fee”) and are not charged to or reimbursed by the Fund.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of June 30, 2026:

Index Commodity	Fund Weight (%)
Brent Crude Oil	33.19%
Light Sweet Crude Oil	28.89
Gas Oil	14.36
Natural Gas	6.08
RBOB Gasoline	7.26
Ultra-Low Sulphur Diesel	10.22
Closing Level as of June 30, 2026:	100.00%

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(23.3) million and $(5.6) million for the six months ended June 30, 2026 and 2025, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations, affiliated investments and net deposits to/from the Commodity Broker. The Fund invests in United States Treasury Obligations, money market mutual funds, T-Bill ETFs (affiliated or otherwise) and cash, if any, or maintains excess deposits with brokers for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2026 there were no purchases and/or sales of United States Treasury Obligations. During the six months ended June 30, 2025 there were no purchases of United States Treasury Obligations and $20.0 million was received from sales and maturing United States Treasury Obligations. $83.4 million was received from sales of affiliated investments and $120.7 million was paid to purchase affiliated investments during the six months ended June 30, 2026. $27.6 million was received from sales of affiliated investments and $43.8 million was paid to purchase affiliated investments during six months ended June 30, 2025. During the six months ended June 30, 2026 and 2025, net deposits to/from the Commodity Broker were $3.3 million and $9.4 million, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $25.9 million and $5.0 million during the six months ended June 30, 2026 and 2025, respectively. This included $47.3 million and $18.0 million from Shares purchased by Authorized Participants and $21.3 million and $13.1 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2026 and 2025, respectively. No distributions were paid to Shareholders during the six months ended June 30, 2026 and 2025, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

COMPARISON OF MARKET, NAV AND DBIQ OPTIMUM YIELD ENERGY INDEX ER FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

DBE - For the Three Months Ended June 30, 2026
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Percentage Change
3/31/2026
6/30/2026
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
Market
DBIQ Opt Yield Energy Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR

NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBE - For the Six Months Ended June 30, 2026
120.00%
100.00%
80.00%
60.00%
40.00%
20.00%
0.00%
-20.00%
Percentage Change
12/31/2025
6/30/2026
Date
NAV
Market
DBIQ Opt Yield Energy Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR

NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR

NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and six months ended June 30, 2026 and 2025. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2026 and 2025” below provides an overview of the changes in the closing levels of the DBIQ-OY Energy TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Energy TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2026 and 2025

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY ENERGY TR™
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2026	2025	2026	2025
DB Brent Crude Oil Indices	(16.59)%	(7.46)%	52.26%	(4.30)%
DB Light Sweet Crude Oil Indices	(6.70)	(7.59)	45.65	(6.94)
DB Gas Oil Indices	(11.49)	—	98.17	—
DB Natural Gas Indices	(9.04)	(6.26)	(18.78)	23.61
DB RBOB Gasoline Indices	1.06	(5.60)	35.83	(1.57)
DB Ultra-Low Sulphur Diesel Indices	(10.29)	3.29	80.11	5.76
AGGREGATE RETURNS	(12.08)%	(4.63)%	47.30%	1.11%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2026 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2025

Fund Share Price Performance

For the three months ended June 30, 2026, the NYSE Arca market value of each Share decreased from $29.46 per Share to $26.22 per Share. The Share price low and high for the three months ended June 30, 2026 and related change from the Share price on March 31, 2026 was as follows: Shares traded at a low of $25.85 per Share (-12.25%) on June 26, 2026, and a high of $34.20 per Share (+16.09%) on May 19, 2026. The total return for the Fund on a market value basis was -11.00%.

Energy markets performed negatively during the second quarter of 2026, with crude oil and refined products retracing a portion of the substantial gains recorded earlier in the year. Brent crude oil and WTI crude oil were the largest detractors as continued diplomatic engagement and signs of progress in U.S.-Iran negotiations reduced concerns over a prolonged disruption to crude flows through the Strait of Hormuz. While significant volumes of crude remained stranded in the Persian Gulf, inventory drawdowns, Strategic Petroleum Reserve releases, and lower Chinese crude imports helped offset the impact of the supply shock. Refined products also weakened despite distillate and gasoline inventories remaining historically tight due to refinery outages, maintenance activity, and years of underinvestment in refining capacity. Summer peak demand failed to provide its typical boost to gasoline and diesel prices but continued to draw down already depleted inventories, highlighting the disconnect between supportive fundamentals and declining prices. Natural gas also moved lower during the quarter, pressured by healthy storage levels and mild weather conditions.

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

Energy commodities struggled in the second quarter, with the Fund posting a loss as most components moved lower. Both Brent and WTI crude oil dropped, pressured by fresh Liberation Day tariffs, more OPEC+ production, and worries about global economic growth. The conflict between Iran and Israel, and later the U.S., pushed oil prices up in the first half of June, but the impact was short-lived given Iran’s more muted retaliatory response. Gasoline prices also fell, as supply stayed strong and demand eased after the spring peak season. Natural gas was also weak, with prices decreasing as storage levels rose and mild weather limited demand, even with some volatility from global headlines. The only bright spot was NY harbor ultra-low sulphur diesel, which managed a small gain thanks to tighter supplies and steady demand from the transport sector.

Fund Share Net Asset Performance

For the three months ended June 30, 2026, the NAV of each Share decreased from $29.43 per Share to $26.07 per Share. Falling commodity futures contract prices for Brent Crude Oil, Gas Oil, Light Sweet Crude Oil, Natural Gas, and Ultra-Low Sulphur Diesel were partially offset by rising commodity futures contract prices for RBOB Gasoline during the three months ended June 30, 2026 contributing to an overall 12.08% decrease in the level of the Index and to an 11.27% decrease in the level of the DBIQ-OY Energy TR™. The total return for the Fund on a NAV basis was -11.42%.

Net income (loss) for the three months ended June 30, 2026 was $(12.3) million, primarily resulting from $0.9 million of income, net realized gain (loss) of $11.2 million, net change in unrealized gain (loss) of $(24.2) million and net operating expenses of $0.2 million.

For the three months ended June 30, 2025, the NAV of each Share decreased from $19.58 per Share to $18.64 per Share. Falling commodity futures contract prices for Brent Crude Oil, Light Sweet Crude Oil, RBOB Gasoline and Natural Gas were partially offset by rising commodity futures contract prices for Ultra-Low Sulphur Diesel during the three months ended June 30, 2025 contributing to an overall 5.66% decrease in the level of the Index and to a 4.63% decrease in the level of the DBIQ-OY Energy TR™. The total return for the Fund on a NAV basis was -4.80%.

Net income (loss) for the three months ended June 30, 2025 was $(2.7) million, primarily resulting from $0.5 million of income, net realized gain (loss) of $(0.4) million, net change in unrealized gain (loss) of $(2.7) million and net operating expenses of $0.1 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2026 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2025

Fund Share Price Performance

For the six months ended June 30, 2026, the NYSE Arca market value of each Share increased from $17.47 per Share to $26.22 per Share. The Share price low and high for the six months ended June 30, 2026 and related change from the Share price on December 31, 2025 was as follows: Shares traded at a low of $17.12 per Share (-2.00%) on January 7, 2026 and a high of $34.20 per Share (+95.76%) on May 19, 2026. The total return for the Fund on a market value basis was +50.09%.

Energy commodities generated strong positive returns through the first half of 2026, led by Brent and WTI crude oil. Energy prices surged during the first quarter as escalating tensions between the United States and Iran culminated in the closure of the Strait of Hormuz, disrupting crude oil and refined product flows through one of the world’s most critical energy chokepoints. The resulting supply shock drove a sharp repricing of geopolitical risk across global energy markets, supporting substantial gains in crude oil and refined products. During the second quarter, however, continued diplomatic engagement and signs of progress in U.S.-Iran negotiations prompted a partial retracement of those gains as markets reduced expectations for a prolonged disruption. While significant volumes of crude remained stranded in the Persian Gulf, inventory drawdowns, Strategic Petroleum Reserve releases, and lower Chinese crude imports helped offset the impact of trapped barrels. Refined products also retraced a portion of their earlier gains, although distillate and gasoline inventories remained historically tight due to refinery outages, maintenance activity, and years of underinvestment in refining capacity. Summer driving demand failed to provide its typical boost to gasoline prices but continued to draw down already depleted inventories. Natural gas was the lone detractor on a year-to-date basis, pressured by healthy storage levels despite a constructive longer-term outlook for liquefied natural gas exports.

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

Energy markets had mixed results in the first half of 2025, though the Fund’s commodity holdings ended the period in negative territory. However, interest income from the Fund’s collateral holdings offset that, leading to a gain for the Fund for the period. The year started well, led by gains in natural gas as cold winter weather boosted heating demand and liquefied natural gas export demand stayed strong. Gasoline also did well early on, helped by refinery maintenance and tighter inventory. Crude oil was volatile in the first quarter, moving with changing headlines, OPEC+ plans, and new sanctions, but ended the quarter flat. In the second quarter, momentum faded as the energy complex came under pressure. Both Brent and U.S. crude oil fell, weighed down by new tariffs, more
OPEC+ output, and global growth concerns. While rising tensions in the Middle East led to an oil price spike in the first half of June, the geopolitical risk premium was quickly erased as the situation eased. Gasoline and natural gas also lost ground as supply outpaced demand and storage levels rose. NY harbor ultra-low sulphur diesel was the only area of strength, with a small gain from tighter supplies and steady demand.

Fund Share Net Asset Performance

For the six months ended June 30, 2026, the NAV of each Share increased from $17.47 per Share to $26.07 per Share. Rising commodity futures contract prices for RBOB Gasoline, Ultra-Low Sulphur Diesel, Brent Crude Oil, Gas Oil, Light Sweet Crude Oil were partially offset by falling commodity futures contract prices for Natural Gas during the six months ended June 30, 2026 contributing to an overall 47.30% increase in the level of the Index and to a 49.99% increase in the level of the DBIQ-OY Energy TR™. The total return for the Fund on a NAV basis was +49.23%.

Net income (loss) for the six months ended June 30, 2026 was $16.9 million, primarily resulting from $1.3 million of income, net realized gain (loss) of $25.4 million, net change in unrealized gain (loss) of $(9.6) million and net operating expenses of $0.3 million.

For the six months ended June 30, 2025, the NAV of each Share increased from $18.52 per Share to $18.64 per Share. Rising commodity futures contract prices for Natural Gas and Ultra-Low Sulphur Diesel were partially offset by falling commodity futures contract prices for Brent Crude Oil, Light Sweet Crude Oil, RBOB Gasoline during the six months ended June 30, 2025 contributing to an overall 1.03% decrease in the level of the Index and to a 1.11% increase in the level of the DBIQ-OY Energy TR™. The total return for the Fund on a NAV basis was +0.65%.

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

QUANTIFYING THE FUND’S TRADING VALUE AT RISK

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the U.S. dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2026.

				For the Six Months Ended
				June 30, 2026
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Energy Fund	$82,110,874	1.92%	$3,663,958	8

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2025.

				For the Year Ended,
				December 31, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Energy Fund	$41,046,405	1.22%	$1,191,449	11

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

The following were the primary trading risk exposures of the Fund as of June 30, 2026 by Index Commodity.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund does not redeem Shares directly from its Shareholders, the Fund, from time to time, redeems Creation
Units from Authorized Participants. During the three months ended June 30, 2026, the Fund’s redemptions of Creation
Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2026 to April 30, 2026	300,000	$29.32
May 1, 2026 to May 31, 2026	150,000	32.85
June 1, 2026 to June 30, 2026	350,000	26.79
Total	800,000	$28.87

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Energy Fund – June 30, 2026 and December 31, 2025 (Unaudited), (ii) the Schedule of Investments of Invesco DB Energy Fund – June 30, 2026 (Unaudited), (iii) the Schedule of Investments of Invesco DB Energy Fund – December 31, 2025 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Energy Fund – For the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Three Months Ended June 30, 2026 and 2025 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Six Months Ended June 30, 2026 and 2025 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Energy Fund – For the Six Months Ended June 30, 2026 and 2025 (Unaudited) and (viii) Notes to Unaudited Financial Statements of Invesco DB Energy Fund – June 30, 2026.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Fund’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Energy Fund

By: Invesco Capital Management LLC,
its Managing Owner

Dated: August 6, 2026	By:	/s/ BRIAN HARTIGAN
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: August 6, 2026	By:	/s/ KELLI GALLEGOS
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools