Form 10-Q
period 2026-09-30
Invesco DB Energy Fund
filed 2026-11-06
CIK 1383062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate the number of outstanding Shares as of September 30, 2026 : 3,400,000

INVESCO DB ENERGY FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Energy Fund

Statements of Financial Condition

September 30, 2026 and December 31, 2025

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Affiliated investments, at value and cost	$107,736,724	$34,215,550
Other investments:
Variation margin receivable - Commodity Futures Contracts	2,201,899	—
Deposit with Commodity Broker	12,581,105	7,614,281
Receivable for:
Fund shares sold	1,832,622	—
Dividends from affiliates	332,456	115,364
Total assets	$124,684,806	$41,945,195

Liabilities
Payable for:
Fund shares reacquired	$—	$873,319
Management fees	65,209	25,471
Total liabilities	65,209	898,790
Commitments and Contingencies (Note 10)
Equity
Shareholder’s equity—General Shares	1,466	699
Shareholders’ equity—Shares	124,618,131	41,045,706
Total shareholders’ equity	124,619,597	41,046,405
Total liabilities and equity	$124,684,806	$41,945,195

General Shares outstanding	40	40
Shares outstanding	3,400,000	2,350,000
Net asset value per share	$36.65	$17.47
Market value per share	$36.61	$17.47

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Schedule of Investments

September 30, 2026

(Unaudited)

Description	Percentage of Shareholders’ Equity	Value	Shares
Affiliated Investments
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 3.81% (cost $107,736,724)(a)(b)	86.45%	$107,736,724	107,736,724
Total Affiliated Investments (cost $107,736,724)	86.45%	$107,736,724

(a)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(b)
The rate shown is the 7-day SEC standardized yield as of September 30, 2026.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(c)	Unrealized Appreciation (Depreciation)(c)
Long Futures Contracts
ICE-Low Sulphur Gasoil	159	December-2026	$21,468,975	$6,249,136	$6,249,136
ICE-UK Brent Crude	431	October-2026	42,250,930	1,789,400	1,789,400
NYMEX Natural Gas	185	March-2027	4,928,400	(703,951)	(703,951)
NYMEX NY Harbor ULSD	80	May-2027	12,400,080	2,037,880	2,037,880
NYMEX RBOB Gasoline	69	November-2026	8,830,786	2,698,008	2,698,008
NYMEX WTI Crude	384	October-2026	34,721,280	5,252,495	5,252,495
Total Commodity Futures Contracts				$17,322,968	$17,322,968

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

Invesco DB Energy Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Income
Interest Income	$104,305	$109,769	$338,957	$357,862
Dividends from Affiliates	856,180	431,963	1,967,905	1,250,742
Total Income	960,485	541,732	2,306,862	1,608,604
Expenses
Management Fees	197,871	97,166	485,105	287,797
Brokerage Commissions and Fees	4,681	3,883	19,818	13,126
Interest Expense	9,990	—	24,552	3,714
Total Expenses	212,542	101,049	529,475	304,637
Less: Waivers	(22,929)	(10,289)	(53,688)	(28,678)
Net Expenses	189,613	90,760	475,787	275,959
Net Investment Income (Loss)	770,872	450,972	1,831,075	1,332,645
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	—	—	(4)
Commodity Futures Contracts	4,646,390	1,519,437	30,046,316	611,643
Net Realized Gain (Loss)	4,646,390	1,519,437	30,046,316	611,639
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	—	—	—	(21,417)
Commodity Futures Contracts	28,799,167	(1,046,113)	19,241,859	(989,873)
Net Change in Unrealized Gain (Loss)	28,799,167	(1,046,113)	19,241,859	(1,011,290)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	33,445,557	473,324	49,288,175	(399,651)
Net Income (Loss)	$34,216,429	$924,296	$51,119,250	$932,994

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund
Statements of Changes in Shareholders’ Equity
For the Three Months Ended September 30, 2026 and 2025
(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders’ Equity
Balance at June 30, 2026	40	$1,043	3,150,000	$82,109,831	$82,110,874
Purchases of Shares			400,000	13,372,530	13,372,530
Redemption of Shares			(150,000)	(5,080,236)	(5,080,236)
Net Increase (Decrease) due to Share Transactions			250,000	8,292,294	8,292,294
Net Income (Loss)
Net Investment Income (Loss)		5		770,867	770,872
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(66)		4,646,456	4,646,390
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		484		28,798,683	28,799,167
Net Income (Loss)		423		34,216,006	34,216,429
Net Change in Shareholders’ Equity	—	423	250,000	42,508,300	42,508,723
Balance at September 30, 2026	40	$1,466	3,400,000	$124,618,131	$124,619,597

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders’ Equity
Balance at June 30, 2025	40	$746	2,800,000	$52,194,517	$52,195,263
Purchases of Shares			—	—	—
Redemption of Shares			(250,000)	(4,757,488)	(4,757,488)
Net Increase (Decrease) due to Share Transactions			(250,000)	(4,757,488)	(4,757,488)
Net Income (Loss)
Net Investment Income (Loss)		(481)		451,453	450,972
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		534		1,518,903	1,519,437
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(40)		(1,046,073)	(1,046,113)
Net Income (Loss)		13		924,283	924,296
Net Change in Shareholders’ Equity	—	13	(250,000)	(3,833,205)	(3,833,192)
Balance at September 30, 2025	40	$759	2,550,000	$48,361,312	$48,362,071

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund
Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders’ Equity
Balance at December 31, 2025	40	$699	2,350,000	$41,045,706	$41,046,405
Purchases of Shares			2,000,000	60,632,503	60,632,503
Redemption of Shares			(950,000)	(28,178,561)	(28,178,561)
Net Increase (Decrease) due to Share Transactions			1,050,000	32,453,942	32,453,942
Net Income (Loss)
Net Investment Income (Loss)		27		1,831,048	1,831,075
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		451		30,045,865	30,046,316
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		289		19,241,570	19,241,859
Net Income (Loss)		767		51,118,483	51,119,250
Net Change in Shareholders’ Equity	—	767	1,050,000	83,572,425	83,573,192
Balance at September 30, 2026	40	$1,466	3,400,000	$124,618,131	$124,619,597

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders’ Equity
Balance at December 31, 2024	40	$741	2,550,000	$47,223,199	$47,223,940
Purchases of Shares			950,000	18,024,299	18,024,299
Redemption of Shares			(950,000)	(17,819,162)	(17,819,162)
Net Increase (Decrease) due to Share Transactions			—	205,137	205,137
Net Income (Loss)
Net Investment Income (Loss)		26		1,332,619	1,332,645
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		12		611,627	611,639
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(20)		(1,011,270)	(1,011,290)
Net Income (Loss)		18		932,976	932,994
Net Change in Shareholders’ Equity	—	18	—	1,138,113	1,138,131
Balance at September 30, 2025	40	$759	2,550,000	$48,361,312	$48,362,071

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities:
Net Income (Loss)	$51,119,250	$932,994
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Proceeds from securities sold and matured	—	19,999,996
Cost of affiliated investments purchased	(203,044,135)	(44,258,150)
Proceeds from affiliated investments sold	129,522,961	32,481,608
Net accretion of discount on United States Treasury Obligations	—	(167,709)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	4
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	21,417
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	(2,201,899)	136,953
Dividends from affiliates	(217,092)	(28,502)
Management fees	39,738	(1,561)
Deposit with Commodity Broker	(4,966,824)	(9,970,327)
Net cash provided by (used in) operating activities	(29,748,001)	(853,277)
Cash flows from financing activities:
Proceeds from purchases of Shares	58,799,881	18,024,299
Redemption of Shares	(29,051,880)	(17,819,162)
Net cash provided by (used in) financing activities	29,748,001	205,137
Net change in cash	—	(648,140)
Cash at beginning of period	—	648,140
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$24,552	$3,714

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Energy Fund

Notes to Unaudited Financial Statements

September 30, 2026

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

No distributions were declared for the three and nine months ended September 30, 2026 and 2025.

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

H. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2026 and 2025, the Fund did not incur such expenses.

I. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $4.00 and $4.00 per round-turn trade during the three and nine months ended September 30, 2026, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $4.00 and $5.00 per round-turn trade during the three and nine months ended September 30, 2025, respectively.

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
The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2023.

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

The Managing Owner waived fees of $22,929 and $53,688 for the three and nine months ended September 30, 2026, respectively. The Managing Owner waived fees of $10,289 and $28,678 for the three and nine months ended September 30, 2025, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of September 30, 2026 and December 31, 2025. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of September 30, 2026:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Money Market Mutual Fund	$107,736,724	$—	$—	$107,736,724
Total Investments in Securities	107,736,724	—	—	107,736,724
Other Investments - Assets (a)
Commodity Futures Contracts	18,026,919	—	—	18,026,919
Other Investments - Liabilities (a)
Commodity Futures Contracts	(703,951)	—	—	(703,951)
Total Other Investments	17,322,968	—	—	17,322,968
Total Investments	$125,059,692	$—	$—	$125,059,692

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Money Market Mutual Fund	$34,215,550	$—	$—	$34,215,550
Total Investments in Securities	34,215,550	—	—	34,215,550
Other Investments - Liabilities (a)
Commodity Futures Contracts	(1,918,891)	—	—	(1,918,891)
Total Investments	$32,296,659	$—	$—	$32,296,659

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2026		December 31, 2025
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$18,026,919	$(703,951)	$—	$(1,918,891)

(a) Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the Statements of Financial Condition, if any.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2026	2025
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$4,646,390	$1,519,437
	Net Change in Unrealized Gain (Loss)	28,799,167	(1,046,113)
Total		$33,445,557	$473,324

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2026	2025
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$30,046,316	$611,643
	Net Change in Unrealized Gain (Loss)	19,241,859	(989,873)
Total		$49,288,175	$(378,230)

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Average Notional Value	$103,887,527	$51,305,407	$84,553,158	$50,982,297

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2026.

	Value 06/30/2026	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2026	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$71,506,010	$82,322,514	$(46,091,800)	$—	$—	$107,736,724	$856,180

	Value 12/31/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2026	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$34,215,550	$203,044,135	$(129,522,961)	$—	$—	$107,736,724	$1,967,905

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2026 and 2025. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net Asset Value
Net asset value per Share, beginning of period	$26.07	$18.64	$17.47	$18.52
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	10.34	0.16	18.57	(0.04)
Net investment income (loss) (b)	0.24	0.17	0.61	0.49
Net income (loss)	10.58	0.33	19.18	0.45
Net asset value per Share, end of period	$36.65	$18.97	$36.65	$18.97
Market value per Share, beginning of period (c)	$26.22	$18.62	$17.47	$18.56
Market value per Share, end of period (c)	$36.61	$19.01	$36.61	$19.01

Ratio to average Net Assets (d)
Net investment income (loss)	2.92%	3.48%	2.83%	3.47%
Expenses, after waivers	0.72%	0.70%	0.74%	0.72%
Expenses, prior to waivers	0.81%	0.78%	0.82%	0.79%
Total Return, at net asset value (e)	40.58%	1.77%	109.79%	2.43%
Total Return, at market value (e)	39.63%	2.09%	109.56%	2.42%

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of September 30, 2026:

Index Commodity	Fund Weight (%)
Brent Crude Oil	33.93%
Light Sweet Crude Oil	27.85
Gas Oil	17.26
Natural Gas	3.94
RBOB Gasoline	7.04
Ultra-Low Sulphur Diesel	9.98
Closing Level as of September 30, 2026:	100.00%

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

As of the date of this Report, each of ABN AMRO Clearing USA LLC, Bank of America Securities, BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jane Street Capital LLC, Jefferies LLC, JP Morgan Securities Inc., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Americas LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $(29.7) million and $(0.9) million for the nine months ended September 30, 2026 and 2025, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations, affiliated investments and net deposits to/from the Commodity Broker. The Fund invests in United States Treasury Obligations, money market mutual funds, T-Bill ETFs (affiliated or otherwise) and cash, if any, or maintains excess deposits with brokers for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2026 there were no purchases and/or sales of United States Treasury Obligations. During the nine months ended September 30, 2025 there were no purchases of United States Treasury Obligations and $20.0 million was received from sales and maturing United States Treasury Obligations. $129.5 million was received from sales of affiliated investments and $203.0 million was paid to purchase affiliated investments during the nine months ended September 30, 2026. $32.5 million was received from sales of affiliated investments and $44.3 million was paid to purchase affiliated investments during nine months ended September 30, 2025. During the nine months ended September 30, 2026 and 2025, net deposits to/from the Commodity Broker were $5.0 million and $10.0 million, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $29.7 million and $0.2 million during the nine months ended September 30, 2026 and 2025, respectively. This included $58.8 million and $18.0 million from Shares purchased by Authorized Participants and $29.1 million and $17.8 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2026 and 2025, respectively. No distributions were paid to Shareholders during the nine months ended September 30, 2026 and 2025, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

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

COMPARISON OF MARKET, NAV AND DBIQ OPTIMUM YIELD ENERGY INDEX ER FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

DBE - For the Three Months Ended September 30, 2026
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
Percentage Change
6/30/2026
9/30/2026
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
Market
DBIQ Opt Yield Energy Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR

NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBE - For the Nine Months Ended September 30, 2026
140.00%
120.00%
100.00%
80.00%
60.00%
40.00%
20.00%
0.00%
-20.00%
Percentage Change
12/31/2025
9/30/2026
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
Market
DBIQ Opt Yield Energy Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR

NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and nine months ended September 30, 2026 and 2025. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2026 and 2025” below provides an overview of the changes in the closing levels of the DBIQ-OY Energy TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Energy TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity

Returns for the Three and Nine Months Ended September 30, 2026 and 2025

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY ENERGY TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2026	2025	2026	2025
DB Brent Crude Oil Indices	42.73%	3.27%	117.32%	(1.17)%
DB Light Sweet Crude Oil Indices	31.65	1.56	91.75	(5.49)
DB Gas Oil Indices	67.78	—	232.50	—
DB Natural Gas Indices	(7.68)	(6.68)	(25.02)	15.34
DB RBOB Gasoline Indices	35.46	4.54	84.00	2.91
DB Ultra-Low Sulphur Diesel Indices	39.47	3.87	151.19	9.85
AGGREGATE RETURNS	39.62%	1.93%	105.66%	3.05%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2025

Fund Share Price Performance

For the three months ended September 30, 2026, the NYSE Arca market value of each Share increased from $26.22 per Share to $36.61 per Share. The Share price low and high for the three months ended September 30, 2026 and related change from the Share price on June 30, 2026 was as follows: Shares traded at a low of $25.71 per Share (-1.95%) on July 1, 2026, and a high of $38.74 per Share (+47.75%) on September 15, 2026. The total return for the Fund on a market value basis was +39.63%.

Energy commodities continued to generate very strong positive performance during the third quarter of 2026, led by Brent crude oil, WTI crude oil, and refined products. The June U.S.-Iran ceasefire broke down in early July, prompting renewed military strikes and attacks on energy infrastructure and tankers across the Middle East and restoring a significant geopolitical supply premium to energy prices. With restrictions limiting flows through the Strait of Hormuz, Saudi Arabia’s East-West pipeline became a critical alternative route for crude exports, making threats to the pipeline an additional source of near-term supply risk. Brent outperformed WTI (US benchmark) as reduced Gulf exports placed greater pressure on seaborne crude markets. Gasoil and ultra-low sulfur diesel were also major contributors as refinery outages in the Middle East and Russia, constrained product exports, depleted inventories, and years of underinvestment in refining capacity tightened global distillate markets. Gasoline advanced alongside stronger crude prices and reduced refinery availability. U.S. natural gas was the lone detractor, pressured by robust US production, healthy storage levels, and mild weather despite ongoing strength in liquefied natural gas (“LNG”) export demand.

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

Energy commodities had a turbulent third quarter, but the Fund posted a slight gain in the third quarter 2025. Oil markets were pressured by concerns about an overhang as both non-OPEC supply and OPEC+ production continued to grow. However, these headwinds were balanced out by competing geopolitical effects, including U.S. tariff threats on India for purchases of Russian oil, strong summer driving demand, and healthy refining margins. Gasoline was the top performer, supported by tight supplies and seasonal demand, followed by NY Harbor ultra-low sulphur diesel (“ULSD”) which gained on seasonal low inventories. Natural gas, the only detractor for the Fund, was pressured by ample stockpiles and warmer weather but continued to fluctuate in wide ranges week to week.

Fund Share Net Asset Performance

For the three months ended September 30, 2026, the NAV of each Share increased from $26.07 per Share to $36.65 per Share. Rising commodity futures contract prices for Brent Crude Oil, Gas Oil, Light Sweet Crude Oil, RBOB Gasoline, and Ultra-Low Sulphur Diesel were partially offset by falling commodity futures contract prices for Natural Gas during the three months ended September 30, 2026, contributing to an overall 39.62% increase in the level of the Index and to a 40.98% increase in the level of the DBIQ-OY Energy TR™. The total return for the Fund on a NAV basis was +40.58%.

Net income (loss) for the three months ended September 30, 2026 was $34.2 million, primarily resulting from $1.0 million of income, net realized gain (loss) of $4.6 million, net change in unrealized gain (loss) of $28.8 million and net operating expenses of $0.2 million.

For the three months ended September 30, 2025, the NAV of each Share increased from $18.64 per Share to $18.97 per Share. Rising commodity futures contract prices for Brent Crude Oil, Light Sweet Crude Oil, RBOB Gasoline and Ultra-Low Sulphur Diesel were partially offset by falling commodity futures contract prices for Natural Gas during the three months ended September 30, 2025, contributing to an overall 0.86% decrease in the level of the Index and to a 1.93% decrease in the level of the DBIQ-OY Energy TR™. The total return for the Fund on a NAV basis was +1.77%.

Net income (loss) for the three months ended September 30, 2025 was $0.9 million, primarily resulting from $0.5 million of income, net realized gain (loss) of $1.5 million, net change in unrealized gain (loss) of $(1.0) million and net operating expenses of $0.1 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2025

Fund Share Price Performance

For the nine months ended September 30, 2026, the NYSE Arca market value of each Share increased from $17.47 per Share to $36.61 per Share. The Share price low and high for the nine months ended September 30, 2026 and related change from the Share price on December 31, 2025 was as follows: Shares traded at a low of $17.12 per Share (-2.00%) on January 7, 2026 and a high of $38.74 per Share (+121.75%) on September 15, 2026. The total return for the Fund on a market value basis was +109.56%.

Energy commodities generated exceptionally strong positive performance year-to-date through the third quarter of 2026, led by Brent crude oil, WTI crude oil, gasoil, and ultra-low sulfur diesel. The Middle East conflict produced a historic disruption to global energy flows as restrictions through the Strait of Hormuz, attacks on production and transport infrastructure, and elevated tanker and freight costs sharply reduced the availability of Gulf crude and refined products. Brent was the largest contributor as the loss of seaborne supply had an outsized impact on the global benchmark, while WTI also rose as the broader market tightened and U.S. inventories declined. Refined products posted substantial gains as damaged refineries, reduced Middle East and Russian exports, and limited spare refining capacity created an acute shortage of diesel and other transportation fuels. Emergency stock releases, rerouting, and demand weakness moderated the price impact at times but did not fully offset the supply shock. U.S. natural gas was the only detractor as abundant U.S. production and healthy inventories outweighed the longer-term support from rising LNG export capacity.

For the nine months ended September 30, 2025, the NYSE Arca market value of each Share increased from $18.56 per Share to $19.01 per Share. The Share price low and high for the nine months ended September 30, 2025 and related change from the Share price on December 31, 2024 was as follows: Shares traded at a low of $16.79 per Share (-9.54%) on April 8, 2025 and a high of $20.65 per Share (+11.26%) on June 20, 2025. The total return for the Fund on a market value basis was +2.42%.

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

Fund Share Net Asset Performance

For the nine months ended September 30, 2026, the NAV of each Share increased from $17.47 per Share to $36.65 per Share. Rising commodity futures contract prices for RBOB Gasoline, Ultra-Low Sulphur Diesel, Brent Crude Oil, Gas Oil, and Light Sweet Crude Oil were partially offset by falling commodity futures contract prices for Natural Gas during the nine months ended September 30, 2026, contributing to an overall 105.66% increase in the level of the Index and to a 111.47% increase in the level of the DBIQ-OY Energy TR™. The total return for the Fund on a NAV basis was +109.79%.

Net income (loss) for the nine months ended September 30, 2026 was $51.1 million, primarily resulting from $2.3 million of income, net realized gain (loss) of $30.0 million, net change in unrealized gain (loss) of $19.2 million and net operating expenses of $0.5 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2026.

				For the Nine Months Ended
				September 30, 2026
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Energy Fund	$124,619,597	2.12%	$6,075,530	8

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2025.

				For the Year Ended,
				December 31, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Energy Fund	$41,046,405	1.22%	$1,191,449	11

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

The following were the primary trading risk exposures of the Fund as of September 30, 2026 by Index Commodity.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Brian Hartigan, its Principal Executive Officer, and Lori Anello, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Managing Owner, and Lori Anello, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund does not redeem Shares directly from its Shareholders, the Fund, from time to time, redeems Creation
Units from Authorized Participants. During the three months ended September 30, 2026, the Fund’s redemptions of Creation
Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2026 to July 31, 2026	—	$—
August 1, 2026 to August 31, 2026	50,000	32.29
September 1, 2026 to September 30, 2026	100,000	34.66
Total	150,000	$33.87

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, none of the members of the Managing Owner responsible for overseeing the business and operations of the Fund adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Energy Fund – September 30, 2026 and December 31, 2025 (Unaudited), (ii) the Schedule of Investments of Invesco DB Energy Fund – September 30, 2026 (Unaudited), (iii) the Schedule of Investments of Invesco DB Energy Fund – December 31, 2025 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Energy Fund – For the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Three Months Ended September 30, 2026 and 2025 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco DB Energy Fund – For the Nine Months Ended September 30, 2026 and 2025 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Energy Fund – For the Nine Months Ended September 30, 2026 and 2025 (Unaudited) and (viii) Notes to Unaudited Financial Statements of Invesco DB Energy Fund – September 30, 2026.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Fund’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Energy Fund

By: Invesco Capital Management LLC,
its Managing Owner

Dated: November 5, 2026	By:	/s/ BRIAN HARTIGAN
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: November 5, 2026	By:	/s/ LORI ANELLO
	Name:	Lori Anello
	Title:	Principal Financial and Accounting Officer, Investment Pools